Form 10-Q
period 2013-06-30
BALIUS CORP.
filed 2013-08-16
CIK 1562738

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-186330

BALIUS CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0382426 IRS Employer Identification Number	5963 Primary Standard Industrial Classification Code Number

Balius Corp.

38 Sea View Park

Cliffoney, Co. Sligo, Ireland

Tel. 353851997078

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2013
Common Stock, $0.001	12,550,000

1 | Page

BALIUS CORP.

2 | Page

PART I. FINANCIAL INFORMATION

BALIUS CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	JUNE 30, 2013 (UNAUDITED)	DECEMBER 31, 2012 (AUDITED)
ASSETS
Current Assets
Cash	$ 22,459	$ 10,126
Inventory	2,000	-
Total current assets	24,459	10,126
Total assets	$ 24,459	$ 10,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 424	$ 424
Total current liabilities	424	424
Total liabilities	424	424

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
12,140,000 shares issued and outstanding (10,000,000 shares issued and outstanding as of December 31, 2012)	12,140	10,000
Additional paid-in-capital	19,260	-
Deficit accumulated during the development stage	(7,365)	(298)
Total stockholders’ equity	24,035	9,702
Total liabilities and stockholders’ equity	$ 24,459	$ 10,126

The accompanying notes are an integral part of these financial statements.

3 | Page

BALIUS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended June 30, 2013	Six months ended June 30, 2013	For the period from inception (October 23, 2012) to June 30, 2013
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	861	7,067	7,365
Net loss from operations	(861)	(7,067)	(7,365)
Net loss	$ (861)	(7,067)	$ (7,365)
Loss per common share – Basic and Diluted	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	10,308,571	10,155,138

The accompanying notes are an integral part of these financial statements.

4 | Page

BALIUS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended June 30, 2013	For the period from inception (October 23, 2012) to June 30, 2013
Operating Activities
Net loss	$ (7,067)	$ (7,365)
Decrease (Increase) in Operating Assets:
Inventory	(2,000)	(2,000)
Net cash used in operating activities	(9,067)	(9,365)
Financing Activities
Proceeds from sale of common stock	21,400	31,400
Proceeds from loan from shareholder	-	424
Net cash provided by financing activities	-	31,824
Net increase in cash and equivalents	12,333	22,459
Cash and equivalents at beginning of the period	10,126	-
Cash and equivalents at end of the period	$ 22,459	$ 22,459
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

BALIUS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

BALIUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on October 23, 2012 and plans to buy young Irish Sport Horses train them and resell. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through June 30, 2013 the Company has not generated any revenue and has accumulated losses of $7,365.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $7,365 as of June 30, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted December 31 fiscal year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2013 the Company's bank deposits did not exceed the insured amounts.

6 | Page

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended June 30, 2013.

Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

7 | Page

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of June 30, 2013 the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. No revenue has been earned since inception.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On November 19, 2012, the Company issued 10,000,000 shares of its common stock at $0.001 per share for total proceeds of $10,000.  For the three month period ended June 30, 2013 the Company issued 2,140,000 shares of its common stock at $0.01 per share for total proceeds of $21,400. As of June 20, 2013, the Company had 12,140,000 shares issued and outstanding.

NOTE 5 – INCOME TAXES

As of June 30, 2013 the Company had net operating loss carry forwards of $7,365 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through June 30, 2013 the Director loaned the Company $424 to pay for incorporation costs and bank expenses.  As of June 30, 2013, total loan amount was $424. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENT

In July 2013, Company issued 410,000 shares of its common stock at $0.01 per share for total proceeds of $4,100.

8 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Balius Corp. was incorporated in the State of Nevada on October 23, 2012 and established a fiscal year end of December 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in the equine business. We have recently started our operation. As of today, we have developed our business plan, bought first young horse, executed a Grazing Lease Agreement, dated January 22, 2013 and entered into oral agreement with Thomas Casidy to use a property which includes a riding arena, a stable for 8 horses and 6 acres pasture field in Ballaghnatrillick on March 26, 2013.

We plan to commence operations in the equine business. We intend to buy young Irish Sport Horses aged 4 year and older, train them and resell. We plan to buy unbroken and untrained young horses at the local and national auctions as well as from horse distributors, general public, breeders and horse farms.

We intend to offer our trained Irish Sport Horses to various horse dealers that distribute horses to Europe and North America. Our Sole officer and director has worked for many years and has broad connections in the equine industry and personally know many horse dealers. He will offer our horses to them. We plan to sell our horses at local, national and international horse auctions. We will attend action with our horses that are held every week in Ireland, many of which are international auctions. We plan also to advertise them at different newspapers and web sites and sell directly to the public.

9 | Page

RESULTS OF OPERATION

As of June 30, 2013, we had total assets of $24,459 and total liabilities of $424.  Since our inception to June 30, 2013, we have accumulated a deficit of $7,365.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended June 30, 2013 Compared to the period from inception (October 23, 2012) to June 30, 2013

Our net loss for the six month period ended June 30, 2013 was $7,067 compared to a net loss of $7,365 during the period from inception (October 23, 2012) to June 30, 2013. During the six month period ended June 30, 2013, we  have not generated any revenues.

During the six month period ended June 30, 2013, we incurred  $7,067  in general and administrative expenses  compared to $7,365  in general and administrative expenses incurred during the period from inception (October 23, 2012) to June 30, 2013. General and administrative and professional fee expenses incurred during the six month period ended June 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 10,155,138 for the six month period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013

As at June 30, 2013 our current assets were $22,459 compared to $10,126 in current assets at December 31, 2012. Our current liabilities were $424 at December 31, 2012 and June 30, 2013 respectively.

Stockholders’ equity increased from $9,702 as of December 31, 2012 to $24,035 as of June 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2013, cash flows used in operating activities was $9,067, consisting of a net loss of $7,067 and increase in inventory of $2,000. During the period from inception (October 23, 2012) to June 30, 2013 net cash flows used in operating activities was $9,365.

10 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the six month period ended June 30, 2013, cash provided by financing activities was $21,400 which was received from proceeds from issuance of common stock. For the period from inception (October 23, 2012 ) to June 30, 2013, net cash provided by financing activities was $31,824 received from proceeds from issuance of common stock and advance from the director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advances from our sole officer and director. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

11 | Page

GOING CONCERN

The independent auditors' report accompanying our December 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4 (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

12 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.   RISK FACTORS

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

13 | Page

ITEM 6. EXHIBITS

Exhibits:

Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALIUS CORP.
Dated: August 15, 2013	By: /s/ Vitaliy Gladky
Vitaliy Gladky, President and Chief Executive Officer and Chief Financial Officer

14 | Page