Form 10-Q
period 2013-09-30
BALIUS CORP.
filed 2013-10-16
CIK 1562738

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 16, 2013
Common Stock, $0.001	12,550,000

1 | Page

BALIUS CORP.

2 | Page

PART I. FINANCIAL INFORMATION

BALIUS CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	SEPTEMBER 30, 2013 (UNAUDITED)	DECEMBER 31, 2012 (AUDITED)
ASSETS
Current Assets
Cash	$ 15,313	$ 10,126
Inventory	2,000	-
Prepaid expenses	6,000	-
Total current assets	23,313	10,126
Total assets	$ 23,313	$ 10,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 2,424	$ 424
Total current liabilities	2,424	424
Total liabilities	2,424	424

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
12,550,000 shares issued and outstanding (10,000,000 shares issued and outstanding as of December 31, 2012)	12,550	10,000
Additional paid-in-capital	22,950	-
Deficit accumulated during the development stage	(14,611)	(298)
Total stockholders’ equity	20,889	9,702
Total liabilities and stockholders’ equity	$ 23,313	$ 10,126

The accompanying notes are an integral part of these financial statements.

3 | Page

BALIUS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended September 30, 2013	Nine months ended September 30, 2013	For the period from inception (October 23, 2012) to September 30, 2013
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	7,246	14,313	14,611
Net loss from operations	(7,246)	(14,313)	(14,611)
Net loss	$ (7,246)	(14,313)	$ (14,611)
Loss per common share – Basic and Diluted	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	12,550,000	10,962,198

The accompanying notes are an integral part of these financial statements.

4 | Page

BALIUS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended September 30, 2013	For the period from inception (October 23, 2012) to September 30, 2013
Operating Activities
Net loss	$ (14,313)	$ (14,611)
Decrease (Increase) in Operating Assets:
Inventory	(2,000)	(2,000)
Prepaid expenses	(6,000)	(6,000)
Net cash used in operating activities	(22,313)	(22,611)
Financing Activities
Proceeds from sale of common stock	25,500	35,500
Proceeds from loan from shareholder	2,000	2,424
Net cash provided by financing activities	27,500	37,924
Net increase in cash and equivalents	5,187	15,313
Cash and equivalents at beginning of the period	10,126	-
Cash and equivalents at end of the period	$ 15,313	$ 15,313
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

BALIUS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

BALIUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on October 23, 2012 and plans to buy young Irish Sport Horses train them and resell. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through September 30, 2013 the Company has not generated any revenue and has accumulated losses of $14,611.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $14,611 as of September 30, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2013 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended September 30, 2013.

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

Stock-Based Compensation

As of September 30, 2013 the Company has not issued any stock-based payments to its employees.

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

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On November 19, 2012, the Company issued 10,000,000 shares of its common stock at $0.001 per share for total proceeds of $10,000.  For the nine month period ended September 30, 2013 the Company issued 2,550,000 shares of its common stock at $0.01 per share for total proceeds of $25,500. As of September 30, 2013, the Company had 12,550,000 shares issued and outstanding.

NOTE 5 – INCOME TAXES

As of September 30, 2013 the Company had net operating loss carry forwards of $14,611 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through September 30, 2013 the Director loaned the Company $2,424 to pay for general and administrative expenses.  As of September 30, 2013, total loan amount was $2,424. The loan is non-interest bearing, due upon demand and unsecured.

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

9 | Page

RESULTS OF OPERATION

As of September 30, 2013, we had total assets of $23,313 and total liabilities of $2,424.  Since our inception to September 30, 2013, we have accumulated a deficit of $14,611.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Month Period Ended September 30, 2013 Compared to the period from inception (October 23, 2012) to September 30, 2013

Our net loss for the nine month period ended September 30, 2013 was $14,313 compared to a net loss of $14,611 during the period from inception (October 23, 2012) to September 30, 2013. During the nine month period ended September 30, 2013, we  have not generated any revenues.

During the nine month period ended September 30, 2013, we incurred  $14,313  in general and administrative expenses  compared to $14,611  in general and administrative expenses incurred during the period from inception (October 23, 2012) to September 30, 2013. General and administrative and professional fee expenses incurred during the nine month period ended September 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 10,962,198 for the nine month period ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013

As of September 30, 2013 our current assets were $23,313 compared to $10,126 in current assets at December 31, 2012. Our current liabilities were $2,424 as of September 30, 2012 compared to $424 as at December 31, 2013.

Stockholders’ equity increased from $9,702 as of December 31, 2012 to $20,889 as of September 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2013, cash flows used in operating activities was $22,313, consisting of a net loss of $14,313, increase in prepaid expenses of $6,000 and increase in inventory of $2,000. During the period from inception (October 23, 2012) to September 30, 2013 net cash flows used in operating activities was $22,611.

10 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the nine month period ended September 30, 2013, cash provided by financing activities was $27,500 which was received from proceeds from issuance of common stock and advance from the director. For the period from inception (October 23, 2012 ) to September 30, 2013, net cash provided by financing activities was $37,924 received from proceeds from issuance of common stock and advance from the director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

BALIUS CORP.
Dated: October 16, 2013	By: /s/ Vitaliy Gladky
Vitaliy Gladky, President and Chief Executive Officer and Chief Financial Officer

14 | Page