Form 10-K
period 2013-12-31
BALIUS CORP.
filed 2014-02-11
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-186330

BALIUS CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0382426 IRS Employer Identification Number	5963 Primary Standard Industrial Classification Code Number

Balius Corp.

38 Sea View Park

Cliffoney, Co. Sligo, Ireland

Tel. 353851997078

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of February 10, 2014, the registrant had 12,550,000 shares of common stock issued and outstanding. No active trading market has been established as of February 10, 2014. However, based on the last cash price paid for the registrant’s shares ($0.001) in May and June 2013, the market value of these shares approximates $125,500.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean BALIUS CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

Balius Corp. was incorporated in the State of Nevada on October 23, 2012 and established a fiscal year end of December 31. We are a development-stage company formed to commence operations in the equine business. We have recently started our operations. As of today, we have developed our business plan, executed a Grazing Lease Agreement, dated January 22, 2013 and entered into oral agreement with Thomas Casidy to use a property which includes a riding arena, a stable for 8 horses and 6 acres pasture field in Ballaghnatrillick on March 26, 2013.

We have commenced operations in the equine business. We buy young Irish Sport Horses aged 4 years and older, train them and resell. We buy unbroken and untrained young horses at the local and national auctions as well as from horse distributors, the general public, breeders and horse farms. We offer our trained Irish Sport Horses to various horse dealers that distribute horses to Europe and North America. Our sole officer and director has worked for many years in the industry and has broad connections in the equine industry and personally knows many horse dealers. He offers our horses to them. We sell our horses at local, national and international horse auctions. We attend action with our horses that are held every week in Ireland, many of which are international auctions. We advertise them in different newspapers and on web sites and sell directly to the public.

During the twelve months ended December 31, 2013, we bought our first young horse and resold it with the gross profit of $1,587.

4 | Page

Description of property

On January 22, 2013 we executed a Grazing Lease Agreement, dated January 22, 2013. According to the agreement, Balius, Corp. will lease a pasture consisting of approximately 5 acres located at  Moneygold, Grange, Sligo County, Ireland for $500 per year. On March 26, 2013 we also entered into oral agreement with Thomas Casidy to use a property which includes a riding arena, a stable for 8 horses and 6 acres pasture field in Ballaghnatrillick, a village in County Sligo, Ireland. The owner left Ireland and offered the property free of charge and for indefinite term. The only our responsibility is to maintain the property in a good condition.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees. Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our sole officer and director Mr. Vitaliy Gladky. We intend to hire additional employees on an as needed basis.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of used car and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business, however we will have to comply with all applicable export and import regulations.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

5 | Page

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any property.

On January 22, 2013 we executed a Grazing Lease Agreement, dated January 22, 2013. According to the agreement, Balius, Corp. will lease a pasture consisting of approximately 5 acres located at  Moneygold, Grange, Sligo County, Ireland for $500 per year. On March 26, 2013 we also entered into oral agreement with Thomas Casidy to use a property which includes a riding arena, a stable for 8 horses and 6 acres pasture field in Ballaghnatrillick, a village in County Sligo, Ireland. The owner left Ireland and offered the property free of charge and for indefinite term. The only our responsibility is to maintain the property in a good condition.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and to the best of our knowledge and belief we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol “BALI”. As of the date of this Annual report we had 30 shareholders of record and no active trading market has been established .

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

6 | Page

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report ".  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (October 23, 2012) resulting in an accumulated deficit of $29,148 as of December 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, the private placement of common stock.

FISCAL YEAR ENDED DECEMBER 31, 2013 COMPARED TO PERIOD FROM INCEPTION (OCTOBER 23, 2012) TO DECEMBER 31, 2012.

Revenue

During the twelve months ended December 31, 2013 we sold one horse for $3, 587.

We sold no horses during the period for Inception (October 23, 2012) to December 31, 2012.

7 | Page

Cost of Sales

During the twelve months ended December 31, 2013 we recognized cost of sale of $2,000 in respect of the purchase price of the horse we sold during the year.

We recognized no cost of sales during the period for Inception (October 23, 2012) to December 31, 2012 as we sold no horses during that period.

Gross Profit

We recognized a gross profit of $1,597 during the twelve months ended December 31, 2013 as compared to $0 during the period for Inception (October 23, 2012) to December 31, 2012 due to the factors discussed above.

Operating Expenses

During the fiscal year ended December 31, 2013, we incurred expenses of $30,437 compared to $298 incurred during the period for Inception (October 23, 2012) to December 31, 2012.  These expenses incurred during the fiscal year ended December 31, 2013 consisted of: bank charges and interest of $428 (2012:  $74); transfer agent fees of $4,664 (2012:  $0); professional fees of $12,125 (2012: $0); rent of $500)2012: $0), filing fees associated with being public of $12,020 and miscellaneous fees of  $700 (2012: $224).

Net Loss

Our net loss for the fiscal year ended December 31, 2013 was $28,850 compared to a net loss of $298 the period for Inception (October 23, 2012) to December 31, 2012 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2013

As of December 31, 2013, our current assets were $8,776 (2012- $10,126) and our total liabilities were $2,424 (2012 - $424). As of December 31, 2013, current assets were comprised of $2,776 (2012 - $10,126) in cash and $6,000 (2012 - $0) in prepaid expenses. Total liabilities were comprised of $2,424(2012-$424) in loans from shareholders.

As of December 31, 2013 and 2012, our total assets were $8,776 (2012 - $10,126) comprised entirely of current assets.

Stockholders’ equity decreased from $9,702 as of December 31, 2012 to $6,352 as of December 31, 2013.

8 | Page

CASH FLOW FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 COMPARED TO PERIOD FROM INCEPTION (OCTOBER 23, 2012) TO DECEMBER 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2013, net cash flows used in operating activities was $34,850 consisting of a net loss of $28,850 and an increase in prepaid expenses of $6,000. For the period from Inception (October 23, 2012) to December 31, 2012, net cash flows used in operating activities was $298 consisting  entirely of a net loss of ($298).

Cash Flows from Investing Activities

We neither generated no used funds in investing activities during the fiscal year ended December 31, 2013 or the period from Inception (October 23, 2012) to December 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our sole officer, director and principal shareholder.   For the fiscal year ended December 31, 2013, net cash provided by financing activities was $27,500, consisting of $25,500 received from proceeds from sale of shares of our common stock and $2,000 received from proceeds by way of loan from our sole officer, director and principal shareholder. For the period from Inception (October 23, 2012) to December 31, 2012 net cash from financing activities was $10,424 consisting of $10,000 received from proceeds from the sale of shares of our common stock and $424 received from by way of from loan from our sole officer, director and principal shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

9 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' reports accompanying our December 31, 2013 and December 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (October 23, 2012) resulting in an accumulated deficit of $29,148 as of December 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, the private placement of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

10 | Page

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Balius Corp.

38 Sea View Park

Cliffoney, Co. Sligo, Ireland

We have audited the accompanying balance sheets of Balius Corp. as of December 31, 2013 and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the period from October 23, 2012 (Inception) to December 31, 2012 were audited by another auditor who expressed an unqualified opinion on January 21, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balius Corp. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since Inception October 23, 2012) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
February 4, 2014	Cutler & Co. LLC
F-1

11 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Balius Corp.

Henderson, Nevada

I have audited the accompanying balance sheet of Balius Corp. (a development stage company) as of December 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the period from October 23, 2012 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balius Corp. as of December 31, 2012, and the results of its operations and its cash flows for the period from October 23, 2012 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado January 21, 2013	Ronald R. Chadwick, P.C. RONALD R. CHADWICK, P.C.

12 | Page

BALIUS CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (AUDITED)
	DECEMBER 31, 2013	DECEMBER 31, 2012
ASSETS
Current Assets
Cash & Cash Equivalents	$ 2,776	$ 10,126
Prepaid expenses	6,000	-
Total current assets	8,776	10,126

Total assets	$ 8,776	$ 10,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 2,424	$ 424
Total current liabilities	2,424	424

Total liabilities	2,424	424

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
12,550,000 and 10,000,000 shares issued and outstanding, as at December 31, 2013 and 2012,respectively	12,550	10,000
Additional paid-in-capital	22,950	-
Deficit accumulated during the development stage	(29,148)	(298)
Total stockholders’ equity	6,352	9,702

Total liabilities and stockholders’ equity	$ 8,776	$ 10,126

The accompanying notes are an integral part of these financial statements.

13 | Page

BALIUS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (AUDITED)
	Year ended December 31, 2013	For the period from Inception (October 23, 2012) to December 31, 2012	For the period from Inception (October 23, 2012) to December 31, 2013

Revenues	$ 3,587	$ -	$ 3,587

Cost of Goods sold	2,000		2,000
Gross profit	1,587	-	1,587

Operating expenses:
General and administrative expenses	30,437	298	30,735
Net loss from operations	(28,850)	(298)	(29,148)

Loss before taxes	(28,850)	(292)	(29,148)

Provision for taxes	-	-	-

Net loss	$ (28,850)	$ (298)	$ (29,148)

Loss per common share – Basic and Diluted	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	11,362,411	6,142,857

* denotes a loss of less than $(0.01) per share/

The accompanying notes are an integral part of these financial statements.

14 | Page

BALIUS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (OCTOBER 23, 2012) to DECEMBER 31, 2013 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balance at Inception (October 23, 2012)	-	$ -	$ -	$ -	$ -
Common shares issued for cash at $0.001 on November 19, 2012	10,000,000	10,000	-	-	10,000
Net loss for the period	-	-	-	(298)	(298)
Balance as of December 31, 2012	10,000,000	$ 10,000	$ -	$ (298)	$ 9,702
Common shares issued for cash at $0.01 between May 29 and June 26, 2013	2,550,000	2,550	22,950	-	25,500
Net loss for the year	-	-	-	(28,850)	(28,850)
Balance as of December 31, 2013	12,550,000	$ 12,550	$ 22,950	$ (29,148)	$ 6,352

The accompanying notes are an integral part of these financial statements.

15 | Page

BALIUS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (AUDITED)
	Year ended December 31, 2013	For the period from Inception (October 23, 2012) to December 31, 2012	For the period from Inception (October 23, 2012) to December 31, 2013
Operating Activities
Net loss	$ (28,850)	$ (298)	$ (29,148)
Decrease (Increase) in Operating Assets:
Prepaid expenses	(6,000)	-	(6,000)
Net cash used in operating activities	(34,850)	(298)	(35,148)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Proceeds from sale of common stock	25,500	10,000	35,500
Proceeds from loan from shareholder	2,000	424	2,424
Net cash provided by financing activities	27,500	10,424	37,924
Net changes in cash and equivalents	(7,350)	10,126	2,776

Cash and equivalents at beginning of the period	10,126	-	-

Cash and equivalents at end of the period	$ 2,776	$ 10,126	$ 2,776
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

16 | Page

BALIUS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (AUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2013, THE PERIOD FROM INCEPTION (OCTOBER 23, 2012) TO DECEMBER 31, 2012 AND THE PERIOD FROM INCEPTION (OCTOBER 23, 2012) TO DECEMBER 31, 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

BALIUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on October 23, 2012 (“Inception”) and plans to buy young Irish sport horses, train and resell them. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through December 31, 2013 the Company has not generated any revenue and has accumulated losses of $29,148.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (October 23, 2012) resulting in an accumulated deficit of $29,148 as of December 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, the private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company accounts for all transactions in US dollars and has adopted December 31 fiscal year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2013 the Company's bank deposits did not exceed the insured amounts.

17 | Page

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity securities where issued or outstanding during the year ended December 31, 2013 or during the period from Inception (October 23, 2012) to December 31, 2012.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the year ended December 31, 2013 and during the period from Inception (October 23, 2012) to December 31, 2012.

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

18 | Page

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

Stock-Based Compensation

As of December 31, 2013 the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses and amounts due to its major stockholder. The carrying amount of these financial instruments approximates fair value due to their short term maturities.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On November 19, 2012, the Company issued 10,000,000 shares of its common stock at $0.001 per share to the President of the Company for total cash proceeds of $10,000.

For the year ended period ended December 31, 2013 the Company issued 2,550,000 shares of its common stock at $0.01 per share for total cash proceeds of $25,500 between May 29 and June 26, 2013.

As of December 31, 2013, the Company had 12,550,000 shares issued and outstanding.

NOTE 5 – INCOME TAXES

As of December 31, 2013 the Company had net operating loss carry forwards of $29,148 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

19 | Page

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2013 and 2012.

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$ 10,202	$ 104
Total deferred tax assets	10,202	104
Less: valuation allowance	(10,202)	(104)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2013 was $10,202. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and 2012:

	2013	2012
Federal statutory tax rate	(35.0)%	(35.0) %
Change in valuation allowance	35.0%	35.0%
Effective tax rate	-%	- %

NOTE 6 – LOAN FROM SHAREHOLDER

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since Inception (October 23, 2012) through December 31, 2013 the Director and principal shareholder has loaned the Company $2,424 to pay for general and administrative expenses.  As of December 31, 2013, total loan amount was $2,424. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 - SUBSEQUENT EVENTS

On January 22, 2013 we executed a Grazing Lease Agreement, dated January 22, 2013. According to the agreement, Balius, Corp. will lease a pasture consisting of approximately 5 acres located at Moneygold, Grange, Sligo County, Ireland.

On March 26, 2013 we also entered into oral agreement with Thomas Casidy to use a property which includes a riding arena, a stable for 8 horses and 6 acres pasture field in Ballaghnatrillick, a village in County Sligo, Ireland. The owner left Ireland and offered the property free of charge and for indefinite term. Our responsibility is to maintain the property in a good condition. In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were available to be issued on February 3, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

20 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 6, 2013, Balius Corp. (the “Registrant”) was informed by Ronald Chadwick, P.C.  (“Ronald Chadwick”) that it was terminating its services and resigning as the Registrant’s independent registered public accounting firm. On December 7, 2013, the Registrant retained Cutler & Co., LLC (“Cutler”) as its principal independent accountants. The decision to retain Cutler as the principal independent accountants was approved, and the resignation of Ronald Chadwick was accepted, by the Registrant’s Board of Directors.

 The Termination of Ronald Chadwick

Ronald Chadwick was the independent registered public accounting firm for the Registrant from October 23, 2012 until December 6, 2013. Ronald Chadwick’s report on the Registrant’s financial statements for the period from October 23, 2012 (inception) through December 31, 2012 (a) did not contain an adverse opinion or disclaimer of opinion, (b) was not  modified as to uncertainty, audit scope, or accounting principles, and (c) for the period from October 23, 2012 (inception) to December 31, 2012 and through the date of resignation, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ronald Chadwick, would have caused it to make reference to the subject matter of the disagreements in connection with its report. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Ronald Chadwick served as the Registrant’s principal independent accountants.

However, the report of Ronald Chadwick dated January 21, 2013 on our financial statement for the period from February 9, 2012 (inception) through December 31, 2012 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

The Engagement of Cutler

Prior to December 7, 2013, the date that Cutler was retained as the principal independent accountants of the Registrant:

(1) The Registrant did not consult Cutler regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrant’s financial statements;

(2) Neither a written report nor oral advice was provided to the Registrant by Cutler that they concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3) The Registrant did not consult Cutler regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

21 | Page

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Mr. Vitaliy Gladky ,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  December 31, 2013.  Based  on  that evaluation,  Mr. Gladky concluded that our disclosure  controls and procedures were not effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"), that are  designed to ensure that  information required to be  disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as appropriate,  to  allow  timely  decisions  regarding required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the effectiveness  of the  design and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

22 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name  and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Vitaliy Gladky	41	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.
38 Sea View Park, Cliffoney, Co. Sligo, Ireland

Biographical Information and Background of officers and directors

Vitaliy Gladky has acted as our President, Treasurer, Secretary and sole Director since our incorporation on October 23, 2012. Mr. Gladky owns 100% of the outstanding shares of our common stock. Mr. Gladky graduated from Russian State Agricultural University in 1994. His specialty is thoroughbred horse breading. From May 2002 to March 2008 he worked at Horse Holiday Farm, Ltd (Grange, Co.Sligo, Ireland) as a manager. From April 2008 to January 2010 he worked at Homefield Language & Equestrian Centre (Bundoran, Co.Donegal, Ireland) as a riding instructor. Since February 2010 he has been working as a self-employed horse trainer. Mr. Gladky is a member of The Show Jumping Association of Ireland. Mr. Gladky intends to devote 30 hours a week of his time to planning and organizing activities of Balius Corp.

During the past ten years, Mr. Gladky has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr. Gladky was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Gladky’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

23 | Page

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

There are no family relationships among our officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2013 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

24 | Page

EXECUTIVE OFFICER COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vitaliy Gladky President, CEO, CFO,Treasurer, Chief Accounting Officer, Sole Director and Secretary	2012 2013	0 0	0 0	0 0	00	0 0	0 0	0 0	0 0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

CHANGE OF CONTROL

As of December 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

25 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2013 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of	Name and address	Amount of beneficial	Percent
Class	of beneficial owner	ownership	of class
Common	Vitaliy Gladky	10,000,000	79.68%
Stock	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Accounting Officer,
	Sole Director and Secretary
	2360 Corporate Circle, Ste. 400, Henderson, Nevada 89074
Common	Officer and Director as a	10,000,000	79.68%
Stock	group that consists of one person	shares

The percent of class is based on 12,550,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 19, 2012, the Company issued 10,000,000 shares of its common stock at $0.001 per share to the President of the Company for total cash proceeds of $10,000.

Since Inception (October 23, 2012) through December 31, 2013 the Director and principal shareholder has loaned the Company $2,424 to pay for general and administrative expenses.  As of December 31, 2013, total loan amount was $2,424. The loan is non-interest bearing, due upon demand and unsecured. Our business office is located at 38 Sea View Park, Cliffoney, Co. Sligo, Ireland.  This is the office provided by our President and Director, Vitaliy Gladky rent free. We do not pay any rent to Mr. Gladky and there is no agreement to pay any rent in the future.

During the year ended December 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

26 | Page

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended December 31, 2013, we incurred  approximately  $9,750  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for the fiscal year ended December 31, 2013  and for the reviews of our financial  statements  for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

31.1 Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALIUS CORP.
Dated: February 10, 2014	By: /s/ Vitaliy Gladky
Vitaliy Gladky , President and Chief Executive Officer and Chief Financial Officer

27 | Page