Form 10-Q
period 2014-03-31
Apptigo International, Inc.
filed 2014-05-15
CIK 1562738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________________ to ___________________

Commission File Number 333-186330

APPTIGO INTERNATIONAL, INC.
(Name of small business issuer in its charter)

NEVADA	99-0382426
(State of incorporation or organization)	(IRS Identification No.)

61 Venetian Way, Suite 33B
Miami Beach, FL 33133
(Address of principal executive offices)

(844) 277-8446
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

29,225,000 shares of the issuer’s common stock, $.001 par value, were outstanding at May 9, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash & Cash Equivalents	$2,514	$2,776
Prepaid expenses	2,000	6,000
Total current assets	4,514	8,776

Total assets	$4,514	$8,776
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$3,924	$2,424
Accounts payable	1,000
Total current liabilities	4,924	2,424

Total liabilities	4,924	2,424

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 12,550,000 shares issued and outstanding	12,550	12,550
Additional paid-in-capital	22,950	22,950
Deficit accumulated during the development stage	(35,910)	(29,148)
Total stockholders’ equity (deficit)	(410)	6,352

Total liabilities and stockholders’ equity (deficit)	$4,514	$8,776

The accompanying notes are an integral part of these unaudited financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2014	Three months ended March 31, 2013	For the period from inception (October 23, 2012) to March 31, 2014

Revenues	$–	$–	$3,587

Cost of Goods sold	–		2,000
Gross profit	–	–	1,587

Operating expenses:
General and administrative expenses	6,762	6,206	37,497
Net loss from operations	(6,762)	(6,206)	(35,910)

Loss before taxes	(6,762)	(6,206)	(35,910)

Provision for taxes	–	–	–

Net loss	$(6,762)	$(6,206)	$(35,910)

Loss per common share – Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	12,550,000	10,000,000	11,426,358

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these unaudited financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2014	Three months ended March 31, 2013	For the period from inception (October 23, 2012) to March 31, 2014
Operating Activities
Net loss	$(6,762)	$(6,206)	$(35,910)
Decrease (Increase) in Operating Assets:
Prepaid expenses	4,000	–	(2,000)
Inventory	–	(2,000)	–
Accounts payable	1,000		1,000
Net cash used in operating activities	(1,762)	(8,206)	(36,910)

Investing Activities
Net cash provided by (used in) investing activities	–	–	–

Financing Activities
Proceeds from sale of common stock	–	–	35,500
Proceeds from loan from shareholder	1,500	–	3,924
Net cash provided by financing activities	1,500	–	39,424

Net changes in cash and equivalents	(262)	(8,206)	2,514

Cash and equivalents at beginning of the period	2,776	10,126	–

Cash and equivalents at end of the period	$2,514	$1,920	$2,514

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–	$–
Taxes	$–	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

APPTIGO INTERNATIONAL INC.

Formerly known as BALIUS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013, AND THE PERIOD FROM

INCEPTION (OCTOBER 23, 2012) TO MARCH 31, 2014

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

BALIUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on October 23, 2012 (“Inception”) and planned to buy young Irish sport horses, train and resell them. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities.” Since inception through March 31, 2014 the Company has generated $3,587 in revenue and has accumulated losses of $35,910.

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary in order to make the financial statements not misleading and to present fairly the financial position, results of operations and cash flows at March 31, 2014 and for the period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements in the Company’s 2013 annual report on Form 10-K. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception resulting in an accumulated deficit of $35,910 as of March 31, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company accounts for all transactions in US dollars and has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2014 the Company’s bank deposits did not exceed the insured amounts.

APPTIGO INTERNATIONAL INC.

Formerly known as BALIUS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013, AND THE PERIOD FROM

INCEPTION (OCTOBER 23, 2012) TO MARCH 31, 2014

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260, Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity securities where issued or outstanding from Inception to March 31, 2014.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 from Inception to March 31, 2014.

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

Stock-Based Compensation

As of March 31, 2014 the Company has not issued any stock-based payments to its employees.

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

APPTIGO INTERNATIONAL INC.

Formerly known as BALIUS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013, AND THE PERIOD FROM

INCEPTION (OCTOBER 23, 2012) TO MARCH 31, 2014

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”). ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On November 19, 2012, the Company issued 10,000,000 shares of its common stock at $0.001 per share to the President of the Company for total cash proceeds of $10,000.

For the year-end period ended December 31, 2013 the Company issued 2,550,000 shares of its common stock at $0.01 per share for total cash proceeds of $25,500 between May 29 and June 26, 2013.

As of March 31, 2014, the Company had 12,550,000 shares issued and outstanding.

NOTE 5 – INCOME TAXES

As of March 31, 2014 the Company had net operating loss carry forwards of $35,910 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forward.

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

Since Inception through March 31, 2014 the director and principal shareholder has loaned the Company $3,924 to pay for general and administrative expenses. As of March 31, 2014, the total loan amount was $3,924. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – RELATED PARTY TRANSACTIONS

None

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2014, there are no continuing commitments and contingencies.

APPTIGO INTERNATIONAL INC.

Formerly known as BALIUS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013, AND THE PERIOD FROM

INCEPTION (OCTOBER 23, 2012) TO MARCH 31, 2014

NOTE 9 – SUBSEQUENT EVENTS

Effective April 15, 2014, we acquired Apptigo Inc., a Nevada corporation incorporated on October 31, 2012 (“Apptigo”). Under the terms of the Agreement and Plan of Reorganization Agreement, dated April 14, 2014 by and between the Company, its principal shareholder, Apptigo, and its shareholders, Apptigo agreed to exchange all of the outstanding common and preferred shares of Apptigo for common and preferred shares of the Company. The closing of the acquisition transaction was completed effective April 15, 2014.

At closing of the acquisition transaction, the Company issued 2,450,000 shares of common stock each to the two shareholders of Apptigo, and 145,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Shares”) to the sole preferred shareholder of Apptigo. The Company also sold 800,000 shares of its common stock to two investors for a total of $400,000. As a result of the consummation of the transaction, Apptigo became the Company’s wholly-owned subsidiary and the Company became Apptigo’s parent. Thereafter, the principal shareholder of the Company cancelled 10,000,000 shares of the Company’s common stock owned by him. As a result of the closing of the acquisition transaction, the Company had 8,250,000 shares of common stock outstanding and 145,000 Series A Preferred Shares outstanding, which preferred shares are convertible into 4,550,000 common shares.

Following the acquisition transaction, the Company filed Amended and Restated Articles of Incorporation to change its name to “Apptigo International, Inc.,” increase the number of authorized common shares, authorize preferred shares, and approved a 3.5-for-one forward split of the outstanding shares, including the shares issued at the closing of the acquisition transaction. The forward stock split was effective at the opening of business on April 30, 2014. The number of shares designated in this Report does not give effect to the forward split. Also in connection with the acquisition transaction the Company filed a Certificate of Designations, Preferences and Rights for Series A Convertible Preferred Stock.

Also in connection with the closing of the acquisition transaction, the sole director and officer of the Company prior to the closing resigned in favor of the sole officers and directors of Apptigo, who were appointed as directors and officers of the Company.

Subsequent to the closing, the Company sold 350,000 post-forward split shares for $50,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

FORWARD LOOKING STATEMENTS

Statements made in this quarterly report on Form 10-Q that are not historical or current facts are “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

Effective April 15, 2014 (the “Closing Date”), Apptigo International, Inc., formerly known as Balius Corp., a Nevada corporation (“the “Company,” “we”, “our” or “us”), consummated its acquisition (the “Reverse Acquisition”) of all the outstanding shares of common and preferred stock of Apptigo Inc., a Nevada corporation (“Apptigo”), pursuant to an Agreement and Plan of Reorganization, dated April 14, 2014, (the “Agreement”) by, between, and among the Company, its principal shareholder, Apptigo, and its shareholders. As a result of the Reverse Acquisition, the Company acquired Apptigo (which is now our wholly-owned subsidiary) and became a media company focused on designing, developing and marketing mobile applications. Apptigo was incorporated in the State of Nevada on October 31, 2012. All references to the Company after the closing of the Reverse Acquisition shall refer to Apptigo International, Inc. and Apptigo, collectively.

The Company was incorporated in the State of Nevada on October 23, 2012 (“Inception”) and established a fiscal year end of December 31. We have not generated revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in the equine business. Prior to the Closing Date we started our equine operation.

Our business play prior to the Closing Date was to buy young Irish Sport Horses aged 4 year and older, train them and resell. We planned to buy unbroken and untrained young horses at the local and national auctions as well as from horse distributors, general public, breeders and horse farms. We intended to offer our trained Irish Sport Horses to various horse dealers that distribute horses to Europe and North America. Our sole officer and director prior to the Closing Date had worked for many years and had broad connections in the equine industry and personally knew many horse dealers. He intended to offer the horses to them and planned to sell the horses at local, national and international horse auctions. He also attended actions with the horses in Ireland and advertised them at different newspapers and web sites to offer them directly to the public.

Plan of Operations

Since the Closing Date our or equine business ceased and we continued the business conducted by Apptigo. The first application developed by Apptigo is SCORE, which management intends to introduce to market in May 2014. SCORE is an interactive dating game that allows people to determine their compatibility through answering online questions. Users of the application can choose to invite anyone to play by:

•	Entering a queue that shows other active players and sending invitations through the queue;
•	Using the interactive map that shows pins of all the people who are available to play in a specific geographic region; and
•	Inviting friends through email, phone number or social media contact lists.

We intend to focus our social marketing tactics to ensure that SCORE is being ranked high in the application market so that it can be organically discovered; to fuel and optimize opportunities to generate downloads of SCORE; and to effectively target and effectively speak to the broad demographic universe of users that we believe will greatly enjoy the SCORE experience. We intend to create a multi-channel online presence capable of optimizing the viral nature of social marketing to promote the SCORE brand and attract new users. Our marketing plan provides for:

•	Target Twitter users.
•	Use social video outlets to showcase informative animated video we have created to describe the SCORE experience.
•	Create a basic Tumblr or like blog.
•	Use Facebook through the creation of a Facebook page where we can actively engage our users and drive downloads of the SCORE app.
•	Create engagement mechanisms for our SCORE application to reconnect with consumers and remind them of SCORE’s presence on their device.
•	Stage events that will generate national human interest buzz for our product.

We intend to lend ongoing online support to all of our marketing efforts through Google keyword search optimization and banner advertisement placement. And as social media continues to evolve, we intend to adopt emerging new social channels and technologies that demonstrate capabilities to further enhance and extend our efforts in the most cost efficient manner possible.

We have secured an amount of $450,000 which we estimate will satisfy our basic operating costs over the next 12 months and fund the finish, launch and basic maintenance and upgrades of the SCORE app. Management has no plans to seek additional funding at this stage.

Results of Operations Prior to the Reverse Acquisition

Three Month Period Ended March 31, 2014 Compared to the Period Ended March 31, 2013

As of March 31, 2014, we had total assets of $4,514 and total liabilities of $4,924. From Inception to March 31, 2014, we have accumulated a deficit of $35,910. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2014 Compared to the Period from Inception to March 31, 2014

Our net loss for the three month period ended March 31, 2014 was $6,762 compared to a net loss of $35,910 during the period from Inception to March 31, 2014. During the three month period ended March 31, 2014, we have not generated any revenues.

During the three month period ended March 31, 2014, we incurred $6,762 in general and administrative expenses compared to $37,497 in general and administrative expenses incurred during the period from Inception to March 31, 2014. General and administrative and professional fee expenses incurred during the nine month period ended March 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Liquidity and Capital Resources Prior to the Reverse Acquisition

As of March 31, 2014, we had cash of $2,514 and net negative working capital of $410.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $6,762 for the three months ended March 31, 2014 and had an accumulated deficit of $35,910.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. Our primary use of capital has been for professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 15d-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering of Common Stock

In May 2013, we began an initial public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-186330) which the SEC declared effective on May 13, 2013. Pursuant to the registration statement, we registered the offer and sale of an aggregate of 10,000,000 shares of our common stock, of which, as of March 31, 2014, 2,550,000 shares were sold by us at a price of $0.001 per share. As of the close of the offering, we had raised a total of $25,500 in gross proceeds from the initial public offering, or approximately $15,500 in net proceeds after deducting offering expenses of approximately $7,000. The offering was terminated and a post-effective amendment deregistering the remaining 7,450,000 unsold shares was declared effective by the SEC on April 21, 2014.

We did not use any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10% or more of our common stock or to any affiliate of ours, and none of the expenses we incurred in connection with the offering were paid, directly or indirectly, to any such persons.

The proceeds from the offering were used as follows:

Description	Amount
Offering Expenses	$7,000
SEC Reporting and Compliance	13,250
Miscellaneous Operational Expenses	2,250
TOTAL	$25,500

There was no material change in the planned use of the net proceeds from the offering as described in our registration statement.

ITEM 6. EXHIBITS

The following exhibits are furnished with this report:

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification by Chief Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

** Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Apptigo International, Inc.

Date: May 15, 2014	By:	/s/ Casey Cordes
Casey Cordes, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ David Steinberg
David Steinberg, Treasurer
(Principal Financial Officer)

