Form 10-Q
period 2014-06-30
Apptigo International, Inc.
filed 2014-08-14
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 333-186330

APPTIGO INTERNATIONAL, INC.

(Name of small business issuer in its charter)

NEVADA	99-0382426
(State of incorporation or organization)	(IRS Identification No.)

1801 SW 3rd Avenue

Suite 402

Miami, FL 33129

(Address of principal executive offices)

(844) 277-8446

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

29,225,000 shares of the issuer’s common stock, $.001 par value, were outstanding at August 14, 2014.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Balance Sheet (unaudited)

	June 30,	December 31
	2014	2013
Assets
Current assets
Cash & Cash Equivalents	$246,106	$3,714
Prepaid expenses	5,592	6,000
Total current assets	251,698	9,714

Furniture and Fixtures net accumulated depreciation $1,417 and $0 as of June 30, 2014 and December 31, 2013, respectively	35,045	–

Application design	132,590	92,500
Logo	900	–
Total assets	$420,233	$102,214

Liabilities and Stockholders' Equity
Accounts payable and accrued liability	$39,293	$2,424
Payroll liability	9,096	–
Total current liabilities	48,389	2,424

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value: 1,000,000 authorized 145,000 and 145,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,450	1,450
Common stock, $0.001 par value: 100,000,000 authorized; 29,225,000 and 7,450,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	29,225	7,450
Stock subscription receivable	–	(22,100)
Additional paid in capital	600,508	172,283
Accumulated deficit	(259,339)	(59,293)
Total stockholders' equity	371,844	99,790
Total liability and stockholders' equity	$420,233	$102,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Operations (unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenue	$–	$–	$–	$–

Operating expenses
Selling, general and administrative expenses	190,335	9,793	196,529	39,048
Depreciation expense	1,417	–	1,417	–
Total operating expenses	191,752	9,793	197,946	39,048

Other expense
Interest expense	–	–	2,100	–
Total other expense	–	–	2,100	–

Loss before income tax	(191,752)	(9,793)	(200,046)	(39,048)
Provision for income tax	–	–	–	–
Net Loss	$(191,752)	$(9,793)	$(200,046)	$(39,048)

Net loss per share basic and diluted:	$(0.01)	$(13.06)	$(0.02)	$(52.06)

Weighted averages shares outstanding:	24,330,769	750	12,300,556	750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Cash Flows (unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(200,046)	$(39,048)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,417	–
Changes in operating assets and liabilities
Accounts payable	36,869	–
Payroll Liabilities	9,096	–
Prepaid expenses	408	–
Net cash used in operating activities	(152,256)	(39,048)

Cash flows from investing activities
Furniture and Fixtures	(36,462)	–
Application design	(40,090)	–
Logo	(900)	–
Net cash used in investing activities	(77,452)	–

Cash flow from financing activities
Proceeds from convertible notes	22,100	40,000
Proceeds from issuance of common stock sale	450,000	–
Net cash provided by financing activities	472,100	40,000

Net increase in cash and cash equivalents	242,392	952
Cash and cash equivalents at beginning of period	3,714	–
Cash and cash equivalents at end of period	$246,106	$952
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Apptigo International, Inc.

Formerly known as Balius Corp.

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited financial statements of Apptigo International, Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, these unaudited condensed financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2014, and the results of operations and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations

Organization and Description of Business

The Company was originally incorporated under the laws of the State of Nevada on October 23, 2012 under the name of “Balius Corp.” (“Inception”). Effective April 15, 2014, we acquired Apptigo Inc., a Nevada corporation incorporated on October 31, 2012 (“Apptigo”). Under the terms of the Agreement and Plan of Reorganization Agreement, dated April 14, 2014 by and between the Company, its principal shareholder, Apptigo, and its shareholders, Apptigo agreed to exchange all of the outstanding common and preferred shares of Apptigo for common and preferred shares of the Company. The closing of the acquisition transaction was completed effective April 15, 2014.

At closing of the acquisition transaction, Apptigo became the Company’s wholly-owned subsidiary and the Company became Apptigo’s parent. Thereafter, the principal shareholder of the Company cancelled 10,000,000 shares of the Company’s common stock owned by him. As a result of the closing of the acquisition transaction, the Company had 8,250,000 shares of common stock outstanding and 145,000 Series A Preferred Shares outstanding, which preferred shares are convertible into 4,550,000 common shares.

Following the acquisition transaction, the Company filed Amended and Restated Articles of Incorporation to change its name to “Apptigo International, Inc.,” increase the number of authorized common shares, authorize preferred shares, and approved a 3.5-for-1 forward split of the outstanding shares, including the shares issued at the closing of the acquisition transaction. The forward stock split was effective at the opening of business on April 30, 2014. The effect of the stock split has been applied retroactively. Also, in connection with the acquisition transaction the Company filed a Certificate of Designations, Preferences and Rights for Series A Convertible Preferred Stock.

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary in order to make the financial statements not misleading and to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for the period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements in the Company’s 2013 annual report on Form 10-K. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

Apptigo International, Inc.

Formerly known as Balius Corp.

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $200,046 for the six months ended June 30, 2014 and had an accumulated deficit of $259,339 as of June 30, 2014.  The Company has net working capital of $203,309 as of June 30, 2014.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to obtain additional financing depends on the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company's control.

Fair Value of Financial Instruments

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Share-based Compensation

The Company recognizes share-based compensation, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. Compensation expense is generally recognized on a straight-line basis over the service period.

Dividends

The payment of dividends by the Company in the future will be at the discretion of the Board of Directors and will depend on earnings, capital requirements and financial condition, as well as other relevant factors. The Company does not intend to pay any cash dividends in the foreseeable future but intend to retain all earnings, if any, for use in the business.

Cash and Cash Equivalents

For purposes of these financial statements, cash and cash equivalents includes highly liquid debt instruments with maturity of less than three months.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Apptigo International, Inc.

Formerly known as Balius Corp.

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Intellectual Property

Intellectual property is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being three years up to 15 years.

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred for development are capitalized and depreciated over their estimated useful lives being three years up to 15 years

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting statement that reduces some of disclosures and reporting requirements for development stage companies. The change will be in effect for the interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things development stage entities will no longer be required to report inception-to-date information. The Company has elected early adoption of this pronouncement and will no longer be reporting inception-to-date information.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding.

Management Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Apptigo International, Inc.

Formerly known as Balius Corp.

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. APPLICATION DESIGN

The Company has contracted for the development of software to develop and distribute mobile application for smart phones.  A total of $132,590 has been paid to development as of June 30, 2014.

3. EQUITY

Common Stock

The Company was formed in the state of Nevada on October 31, 2012. The Company had authorized capital of 75,000 shares of common stock with a par value of $0.01. On April 17, 2014, the Company filed Amended and Restated Articles of Incorporation with the state of Nevada, increasing its authorized shares from 75,000,000 to 100,000,000 shares of common stock.

On April 14, 2014, the Company, entered into an a reverse acquisition transaction with Apptigo Inc., a Nevada corporation incorporated on October 31, 2012, and its shareholders, pursuant to an Agreement and Plan of Reorganization Agreement, dated April 14, 2014 between the Company, its principal shareholder, and Apptigo and its shareholders. Under the terms of the Agreement the shareholders of Apptigo agreed to exchange all of the outstanding common and preferred shares of Apptigo for common and preferred shares of the Company. The closing of the Transaction was completed effective April 15, 2014 (the “Closing Date”).

The 3.5-for-1 forward stock split of the Company’s outstanding common shares became effective at the open of business on April 30, 2014. As a result of the forward stock split, the number of outstanding shares of common stock was increased from 8,250,000 to 28,875,000, and the 145,000 outstanding shares of Series A Convertible Preferred Stock will be convertible into 15,925,000 rather than 4,550,000.

During the six months ended June 30, 2014, the Company sold 21,775,000 shares of common stock pursuant to stock purchase agreements in the amount of $450,000.

During the six months ended June 30, 2014, the Company received $22,100 from subscription receivable.

Preferred Stock

On April 17, 2014, the Company filed Amended and Restated Articles of Incorporation with the state of Nevada, authorizing 1,000,000 shares of preferred stock with a par value of $0.001.

On April 17, 2014, the Company converted the outstanding balance of the Convertible Promissory Note of $80,000 including accrued interest of $4,933 and the balance of the stock purchase of $60,000 from the same note holder in exchange for 145,000 shares of Series A Preferred Stock. The promissory note conversion was retrospectively recorded as of December 31, 2013 due to the reverse acquisition transaction with Apptigo.

2014 Stock Incentive Plan

On June 19, 2014 (the “Effective Date”), the Board of Directors of the Company approved the 2014 Stock Incentive Plan (the “Plan”). Awards may be made under the Plan for up to 4,500,000 shares of common stock, $0.001 par value per share, of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the Plan. No Awards can be granted under the Plan after the expiration of 10 years from the Effective Date, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock grants.

Apptigo International, Inc.

Formerly known as Balius Corp.

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. CONVERTIBLE PROMISSORY NOTE

	June 30, 2014	December 31, 2013
Beginning Balance	$–	$60,000
Additional Principle	–	20,000
Accumulated Interest	–	4,933
Conversion of notes for preferred stock	–	(84,933)
Ending Balance	$–	$–

The Company issued a 12% Convertible Promissory Note in the amount of $80,000. The note was converted into Series A Preferred Stock upon the Company’s filing of Amended and Restated Articles of Incorporation providing it with a sufficient number of authorized shares of preferred stock to effectuate the foregoing conversion. On March 31, 2014, the convertible note including accrued interest of $4,933 and the balance of the stock purchase of $60,000 from the same note holder was exchanged for 145,000 shares of Series A Preferred Stock. The promissory note conversion was retrospectively recorded as of December 31, 2013 due to the reverse acquisition transaction with Apptigo.

5. RELATED PARTY TRANSACTIONS

At Closing of the acquisition, the Company issued 2,450,000 shares of common stock, par value $0.001 per share, each to David Steinberg and Casey Cordes, the sole common shareholders of Apptigo, and 145,000 shares of Series A Convertible Preferred Stock, the sole preferred shareholder of Apptigo.

6. SUBSEQUENT EVENTS

On August 4, 2014, Apptigo entered into an Intellectual Property Purchase Agreement with the Company’s Head Designer and acquired certain intellectual property assets and rights used in connection with four Facebook games developed by him prior to his employment with the Company. The Company issued 400,000 shares of common stock as full consideration for the purchase of the assets.

In June and July of 2014, pursuant to the Plan, the Company granted five year stock options to new employees to purchase up to an aggregate of 450,000 shares of common stock at $1.00 per share. The options are subject to certain vesting requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

FORWARD LOOKING STATEMENTS

Statements made in this report that are not historical or current facts are “forward-looking statements.” These statements often can be identified by the use of terms such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Forward-looking statements in this report may include statements about:

•	our growth strategies;
•	our ability to successfully acquire and integrate companies and assets;
•	our ability to secure needed funding;
•	launching new games and additional functionality to games that are commercially successful;
•	updating, supporting, and sustaining our mobile device applications;
•	developing new mobile device applications for others;
•	our ability to retain and increase our player base and increase in-game micro transactions;
•	our player acquisition costs;
•	competition from companies in a number of industries, including other casual game developers and publishers and both large and small, public and private Internet companies;
•	our relationships with Apple, Google, Twitter, and Facebook and any additional platforms;
•	protecting and developing our brand and intellectual property portfolio;
•	our ability to successfully enter new markets and manage our expansion;
•	costs associated with defending intellectual property infringement and other claims;
•	attracting and retaining qualified employees and key personnel;
•	our future business development, results of operations, and financial condition; and
•	assumptions underlying any of the foregoing.

We operate in an evolving environment. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward- looking statements.

We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

Effective April 15, 2014, we completed our acquisition of all the outstanding shares of common and preferred stock of Apptigo Inc., a Nevada corporation (“Apptigo”), pursuant to an Agreement and Plan of Reorganization with the shareholders of Apptigo. As a result of the transaction, Apptigo is now our wholly-owned subsidiary and continues its focus on designing, developing, and marketing mobile applications. Apptigo was incorporated in the State of Nevada on October 31, 2012.

Our company was incorporated in the State of Nevada on October 23, 2012, and established a fiscal year end of December 31. We have not generated revenues, have minimal assets, and have incurred losses since inception. We have commenced operations in the mobile applications business.

Our prior business plan was to buy young Irish sport horses and train them for resale. With the acquisition of Apptigo, we ceased this business to focus on the development of applications for mobile devices.

Office and Employees

In May 2014, we entered into a new one year office lease to provide space for our operations. The office is located at 1801 SW 3rd Avenue, Suite 402, Miami, Florida 33129 and consists of 1,342 square feet. The monthly base lease payment is $2,796. We have the option to extend the lease for an additional year at an increased monthly base rate of $2,880.

We currently employ six full-time employees and one part-time employee. Of these employees, David Steinberg serves as our President and Creative Director and, Casey Cordes serves as our CEO, and we employ one designer, one UX designer, one animator, one project manager and one part time quality control assistant. We have also retained four independent contractors. The four independent contractors are all programmers. We have employment agreements with all of our non-management full-time employees.

Plan of Operations

The first application developed by Apptigo is SCORE, which was introduced to market for beta testing in June 2014. SCORE is an interactive dating game that allows people to determine their compatibility through answering online questions. Users of the application can choose to invite anyone to play by:

•	Entering a queue that shows other active players and sending invitations through the queue;
•	Using the interactive map that shows pins of all the people who are available to play in a specific geographic region; and
•	Inviting friends through email, phone number or social media contact lists.

We do not intend to commence our marketing campaign for SCORE until completion of the beta testing, which we estimate will occur by approximately September 25, 2014.

Our products are developed through a series of steps beginning with the conceptual stage during which our team determines whether the concept is viable for development. Once conceptually cleared, our design team develops the application, after which our programmers create the code for functionality of the application. Generally, from the conceptual stage, an application can require approximately three months to complete development for beta testing. Beta testing normally involves use of the application by approximately 100 or more users and based on feedback on the usage, we release updates created by our programmers until we believe the application is functioning properly. At this stage we would commence the advertising and public relations campaign to fully launch the application to the public.

SCORE is our first application to reach the beta testing phase. Once the beta testing is completed, we intend to focus our social marketing tactics to ensure that SCORE is being ranked high in the application market so that it can be organically discovered; to fuel and optimize opportunities to generate downloads of SCORE; and to effectively target and effectively speak to the broad demographic universe of users that we believe will greatly enjoy the SCORE experience. We intend to create a multi-channel online presence capable of optimizing the viral nature of social marketing to promote the SCORE brand and attract new users. Our marketing plan provides for the following:

•	Target Twitter users;
•	Use social video outlets to showcase informative animated video we have created to describe the SCORE experience;
•	Create a basic Tumblr or like blog;
•	Create engagement mechanisms for our SCORE application to reconnect with consumers and remind them of SCORE’s presence on their device; and
•	Stage events that will generate national human interest buzz for our product.

In addition, on August 4, 2014, we entered into an Intellectual Property Purchase Agreement (the “Agreement”) with Francisco Obarrio, one of our employees who developed the games under the name 6K Games prior to his employment with us. Under the Agreement we acquired certain intellectual property assets and rights used in connection with four Facebook games known as Prehistorik Olympics, Newton’s Apple, Social Trivia Chat, and Social World. Prehistorik Olympics, Newton’s Apple, and Social Trivia Chat are currently available in beta gameplay on Facebook solely with desktop computers and Social World is in the advanced development stage.

Prehistorik Olympics is a multi-player game with excellent graphics and entertaining animations that includes three types of disciplines, each set in a pre-historic scenario with different objectives and difficulty levels. It is extremely easy to play since it uses drag and shot format in all of them. This game has its own messenger.

In Newton’s Apple players throw an apple and try to move it towards the target—a basket. At each level, they count with a number of tools to help them achieve the goal. There are six different scenarios and each scenario has its own size and custom blocks. This game includes a level editor for each player to be able to create his own levels and thus compete. It allows the participation of up to 10 users at the same time and, as it has its own chat room, players can interact with their opponents or with friends that are not playing the game.

Social Trivia Chat allows users to compete answering questions offered by the system. It includes 20 different categories such as, for example, Animals, Arts & Literature, Celebrities, Entertainment, For Children, General Knowledge, Geography, History, Hobbies, Movies, Music, People, Religion, Science & Nature, Sports, Television, Tv & Movies, and Videos Games, among others. The system offers 110,000 questions in English and 130,000 in Spanish. To play the game the user is first required to select the language for his questions. He must then choose the category in which he wants to participate and the system will automatically display a list of all the rooms available for that category. Once the user enters a room, the system will start showing the questions. Each room can host 20 players each of whom will have three clues to answer correctly. Each round has a set of five questions, each with a different score depending on the difficulty level of the question. After having answered all five questions, the system will show the different scores obtained by the participants and will determine the winner.

No prior marketing campaign was launched by 6K Games for these games and prior usage of the games by players has been minimal. Before actively marketing these games, we intend to develop a strategy with our programmers for converting them for use on mobile devices, redesigning and improving the games, correcting any design issues, and modifying and upgrading the games. We intend to develop Prehistorik Olympics but have not definitively determined whether to develop the other three games. We estimate that it will require a minimum of three months to evaluate and prepare a revised version of Prehistorik Olympics for beta testing and, if warranted, eventual launch and marketing of the game. We do not anticipate significant revenue from these games, if ever, until beta testing is completed and they are launched for use on mobile devices. In addition, we are evaluating the additional funding which may be required to complete revisions, improvements, and marketing of the games. Until full review of the games by our programmers, we are unable to determine which aspects of the games would ultimately be retained for re-launch by us or the additional costs to re-launch the games. We currently intend to retain the games on Facebook during the retooling phase.

We intend to lend ongoing online support to all of our application efforts through Google keyword search optimization and banner advertisement placement. As social media continues to evolve, we intend to adopt emerging new social channels and technologies that demonstrate capabilities to further enhance and extend our efforts in the most cost efficient manner possible. SCORE is currently available in the iTunes App Store. But based upon recent changes in Facebook policies for new dating applications, we do not believe SCORE will be offered on Facebook.

The pricing model for our applications is based upon the freemium pricing strategy commonly used in the industry today. Under this strategy the application is provided free of charge but money is charged for proprietary features, functionality, or virtual goods. We believe this model can significantly increase the revenue potential of a game by eliminating upfront barriers and facilitating purchases throughout a customer’s game experience. Based upon successful use of this model by others, we believe we can use it to build a significant customer base with marginal costs of producing the revenue generating enhancements.

Prior to our acquisition of Apptigo, Apptigo raised $450,000 through a private placement which we estimate will fund the finish, launch, and basic maintenance and upgrades of the SCORE app. Management intends to seek additional funding to meet our operating requirements, to fully develop the games purchased in August 2014, and to develop other games that we are currently designing and creating.

Results of Operations

As of June 30, 2014, we had total assets of $420,233 and total liabilities of $48,389. From Inception to June 30, 2014, we had an accumulated deficit of $259,339.

Three Month Period Ended June 30, 2014 Compared to Three month Period Ended June 30, 2013

Selling General and Administrative

During the three month period ended June 30, 2014, we incurred $190,335 in general and administrative expenses compared to $9,793 in general and administrative expenses incurred during the three month period ended June 30, 2013. General and administrative and professional fee expenses incurred during the three month period ended June 30, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased business activity in connection with the launch of our first mobile application and change in business.

Depreciation Expense

Depreciation expense totaled $1,417 for the three months ended June 30, 2014, compared to depreciation expense of $0 during the three months ended June 30, 2013. The increase in depreciation was due to purchase of assets in connection with our new mobile application business.

Interest Expense

Interest expense on convertible notes for the three months ended June 30, 2014 and 2013, was $0 and $0 respectively.

Net Loss

Our net loss for the three months ended June 30, 2014 was $191,752, or $0.01 per share, compared to a net loss of $9,793, or $13.06 per share, during the three months ended June 30, 2013. The significant change is directly related to the reverse merger and forward stock split.

Six Month Period Ended June 30, 2014 Compared to Six Month Period ended June 30, 2013

Selling General and Administrative

During the six month period ended June 30, 2014, we incurred $196,529 in general and administrative expenses compared to $39,048 in general and administrative expenses incurred during the six month period ended June 30, 2013. General and administrative and professional fee expenses incurred during the six month period ended June 30, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased activity and change in business.

Depreciation Expense

Depreciation expense totaled $1,417 for the six months ended June 30, 2014, compared to depreciation expense of $0 during the six months ended June 30, 2013. The increase in depreciation was due to purchase of assets.

Interest Expense

Interest expense on convertible notes for the six months ended June 30, 2014 and 2013, was $2,100 and $0, respectively.

Net Loss

Our net loss for the six months ended June 30, 2014 was $200,046 or $0.02 per share, compared to a net income of $39,048, or $52.06 per share, during the six months ended June 30, 2013. The significant change is directly related to the reverse merger and forward stock split.

We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $246,106 and net working capital of $203,309. We anticipate that over the next 12 months we will require a minimum of $2-3 million to meet our cash flow requirements and accomplish our current business plan, including the re-launching and advertising of one or more of the Facebook games acquired in August 2014 and launching and advertising new games we are currently creating. We intend to seek this additional funding from the sale of equity securities but have not determined the specific terms of any such offering. We currently have no agreements or arrangements in place for such financing. If we are unable to secure additional funding, we may be required to reduce our advertising plans or reduce the number of applications we develop or launch.

The accompanying financial statements have been prepared contemplating our continuation as a going concern. We reported a net loss of $200,046 for the six months ended June 30, 2014 and had an accumulated deficit of $259,339.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. During the six months ended June 30, 2014, our primary use of capital was for the development and testing of the SCORE mobile application, professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 15d-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2014 the board of directors of the Company approved the grant of 80,000 options to purchase 80,000 shares of common stock of the Company to an employee. The options vest at the rate of 5,000 per month at the end of each calendar month during the term of employment with the Company for each respective employee with the first vesting period occurring on July 31, 2014. The options are exercisable six months after the date of each respective employment agreement at $1.00 per share and expire five years from the date of each respective employment agreement.

On July 21, 2014, the board of directors of the Company approved the grant of an aggregate of 200,000 options to purchase 200,000 shares of common stock of the Company to two employees. The options vest at the rate of 5,000 per month at the end of each calendar month during the term of employment with the Company for each respective employee with the first vesting period occurring on July 31, 2014. The options are exercisable six months after the date of each respective employment agreement at $1.00 per share and expire five years from the date of each respective employment agreement.

On June 17, 2014, the board of directors of the Company approved the grant of an aggregate of 270,000 options to purchase 270,000 shares of common stock of the Company to three employees. The options vest at the rate of 5,000 per month at the end of each calendar month during the term of employment with the Company for each respective employee with the first vesting period occurring on June 30, 2014. The options are exercisable six months after the date of each respective employment agreement at $1.00 per share and expire five years from the date of each respective employment agreement.

In May 2014 we sold an additional 350,000 shares to one of the investors in our prior non-public offerings for gross proceeds of $50,000. The investor was an accredited investor as defined in Rule 501(a) of Regulation D.

These options and shares were issued and sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as transactions by an issuer not involving any public offering. Each option holder and the shareholder delivered appropriate investment representations with respect to these grants and stock sale and consented to the imposition of restrictive legends upon the stock certificates representing the shares. Each party represented that he or she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each party was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transactions. No underwriting discounts or commissions were paid in connection with the option grants or stock sale.

ITEM 6. EXHIBITS

The following exhibits are furnished with this report:

Exhibit No.	Description

10.1	Form of Stock Option Grant for 2014 Stock Incentive Plan
31.1	Rule 15d-14(a) Certification by Chief Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Apptigo International, Inc.

Date: August 14, 2014	By	/s/ Casey Cordes
Casey Cordes, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By	/s/ David Steinberg
David Steinberg, Treasurer
(Principal Financial Officer)

