Form 10-Q/A
period 2014-06-30
Apptigo International, Inc.
filed 2014-09-19
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 on August 14, 2014 (the “Original Report”). We are filing the amendment on Form 10-Q/A (the “Amendment”) to make the following changes:

The Original Report stated that during the six months ended June 30, 2014, the Company sold 21,775,000 shares of common stock pursuant to a stock purchase agreement in the amount of $450,000. The correct number of shares sold was 3,150,000.

The Original Report contained a disagreement between the number of shares outstanding on June 30, 2014 in footnote #3 and the balance sheet. Footnote three was amended to conform with the balance sheet.

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

The 3.5-for-1 forward stock split of the Company’s outstanding common shares became effective at the open of business on April 30, 2014. As a result of the forward stock split, the number of outstanding shares of common stock was increased from 8,250,000 to 29,225,000, and the 145,000 outstanding shares of Series A Convertible Preferred Stock will be convertible into 15,925,000 rather than 4,550,000. During the six months ended June 30, 2014, the Company sold 3,150,000 shares of common stock pursuant to stock purchase agreements in the amount of $450,000.

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

ITEM 6. EXHIBITS

The following exhibits are furnished with this report:

Exhibit No.	Description

10.1	Form of Stock Option Grant for 2014 Stock Incentive Plan (1)
31.1	Rule 15d-14(a) Certification by Chief Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed in Report on Form 10-Q for the period ended June 30, 2014.

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

Apptigo International, Inc.

Date: September 19, 2014	By	/s/ Casey Cordes
Casey Cordes, Chief Executive Officer
(Principal Executive Officer)

Date: September 19, 2014	By	/s/ David Steinberg
David Steinberg, Treasurer
(Principal Financial Officer)

