Form 10-Q
period 2014-09-30
Apptigo International, Inc.
filed 2014-11-14
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________________ to ___________________

Commission File Number 333-186330

APPTIGO INTERNATIONAL, INC.
(Name of small business issuer in its charter)

NEVADA	99-0382426
(State of incorporation or organization)	(IRS Identification No.)

1801 SW3rd Avenue, Suite 402
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
Yes ☐   No ☒

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
Yes ☐   No ☒

29,225,000 shares of the issuer’s common stock, $.001 par value, were outstanding at November 12, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Balance Sheet (unaudited)

	September 30,	December 31
	2014	2013
Assets
Current assets
Cash	$51,571	$3,714
Prepaid expenses	–	6,000
Total current assets	51,571	9,714

Furniture and Fixtures net of accumulated depreciation $3,340 and $0	42,889	–
Application design	180,057	92,500
Intellectual property	644,000	–
Deposits	5,592	–
Total assets	$924,109	$102,214

Liabilities and Stockholders' Equity
Accounts payable	15,851	2,424
Payroll liability	8,285	–
Total current liabilities	24,136	2,424

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 1,000,000 authorized 145,000 and 145,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively	1,450	1,450
Common stock, $0.001 par value: 100,000,000 authorized; 29,225,000 and 7,450,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	29,225	7,450
Stock payable	1,000	–
Subscription receivable	–	(22,100)
Additional paid in capital	1,646,772	172,283
Accumulated deficit	(778,474)	(59,293)
Total stockholders' deficit	899,973	99,790
Total liability and stockholders' deficit	$924,109	$102,214

The accompanying notes are an integral part of these condensed consolidated financial statements

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Operations (unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenue	$–	$–	$–	$–

Operating expenses
Selling, general and administrative expenses	517,212	36,596	713,741	75,643
Depreciation expense	1,923	–	3,340	–
Total operating expenses	519,135	36,596	717,081	75,643

Other income/expense
Interest expense	–	–	2,100	–
Total other income/expense	–	–	2,100	–

Loss before income tax	(519,135)	(36,596)	(719,181)	(75,643)
Provision for income tax	–	–	–	–
Net Loss	$(519,135)	$(36,596)	$(719,181)	$(75,643)

Net loss per share: basic and diluted	$(0.02)	$(48.79)	$(0.04)	$(100.86)

Weighted averages shares outstanding: basic and diluted	29,525,000	750	18,025,000	750

The accompanying notes are an integral part of these condensed consolidated financial statements

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Cash Flows (unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(719,181)	$(75,643)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,340	–
Stock-based compensation	253,264	–
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	21,712	–
Deposit	(5,592)	–
Prepaid expenses	6,000	–
Net Cash used in operating activities	(440,457)	(75,643)

Cash flows from investing activities
Furniture and Fixtures	(46,229)	–
Application design	(87,557)	–
Net cash used in investing activities	(133,786)	–

Cash flow from financing activities
Proceeds from common stock sale	622,100	100,000
Net cash provided by financing activities	622,100	100,000

Net increase in cash and cash equivalents	47,857	24,357
Cash and cash equivalents at beginning of period	3,714	–
Cash and cash equivalents at end of period	$51,571	$24,357
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosures of non-cash investing activities
Common stock issued for intangible property	$644,000	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited financial statements of Apptigo International, Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, these unaudited condensed financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of operations and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary in order to make the financial statements not misleading and to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for the period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements in the Company’s 2013 annual report on Form 10-K. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $465,917 for the nine months ended September 30, 2014. The Company has net working capital of $27,435 as of September 30, 2014.

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

Stock-based Compensation

The Company recognizes stock-based compensation, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date. Stock based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. Compensation expense is generally recognized on a straight-line basis over the service period.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

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

When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized. Amortization is recorded over the estimated useful lives of the assets, generally, 3 to 15 years.

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred for development are capitalized. Amortization is recorded over the estimated useful lives of the assets, generally, 5 years.

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

2. INTANGIBLE PROPERTIES

The Company has contracted for the development of software to develop and distribute mobile application for smartphones and tablets. A total of $180,057 has been paid to development as of September 30, 2014.

These costs were primarily incurred in the development of SCORETM

SCORETM

SCORETM, an exciting new interactive dating game, is the first application in Apptigo’s portfolio. It was introduced in Beta form in July 2014 and launched in early October 2014, See Note 6 – Subsequent Events for additional information.

OTHER APPLICATIONS

On August 4, 2014, Apptigo entered into an Intellectual Property Purchase Agreement with the Company’s head designer and acquired certain intellectual property assets and rights used in connection with four games developed by him prior to his employment with the Company. The Company authorized to issue 400,000 shares of common stock as full consideration for the purchase of the assets. The closing stock price on August 4, 2014 was $1.61 per share resulting in a total price of $644,000. As of September 30, 2014, common shares have not been issued.

These App concepts have advanced through Apptigo’s rigorous evaluation process and are currently in various stages of development. Amortization will be recorded, when launched, over the estimated useful lives of the assets, generally 3 to 15 years.

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

On April 14, 2014, the Company, entered into an a reverse acquisition transaction with Apptigo Inc., a Nevada corporation incorporated on October 31, 2012, and its shareholders, pursuant to an Agreement and Plan of Reorganization Agreement, dated April 14, 2014 between the Company, its principal shareholder, and Apptigo and its shareholders. Under the terms of the Agreement the shareholders of Apptigo agreed to exchange all of the outstanding common and preferred shares of Apptigo for common and preferred shares of the Company. The closing of the Transaction was completed effective April 15, 2014 (the “Closing Date ”).

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

During the nine months ended September 30, 2014, the Company sold 22,375,000 shares of common stock pursuant to stock purchase agreements in the amount of $600,000. Of the 22,375,000 shares, 600,000 have not been issued as of September 30, 2014. In addition, the Company purchased Intellectual Property from the Company’s head designer for 400,000 shares of common stock at a price of $644,000. None of the 400,000 shares have been issued as of September 30, 2014.

During the nine months ended September 30, 2014, the Company received $22,100 from subscription receivable.

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

During the nine months ended September 30, 2014, the Company granted 550,000 stock options at a weighted-average grant date fair value of $1.08 per share. No options were exercised. As of September 30,2014, stock-based compensation expense of $253,264 related to stock options, net of actual forfeitures, was recorded.

The Company uses the following in computing the Stock-based compensation:

•	estimates the fair value of stock options at the grant date using the Black-Scholes option-pricing model
•	uses graded vesting features

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. CONVERTIBLE PROMISSORY NOTE

	September 30, 2014	December 31, 2013
Beginning Balance	$–	$60,000
Additional Principle	–	20,000
Accumulated Interest	–	4,933
Conversion of notes for preferred stock	–	(84,933)
Ending Balance	$–	$–

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

6. SUBSEQUENT EVENTS

SCORETM, an exciting new interactive dating game, is the first application in Apptigo’s portfolio. It was introduced in Beta form in July 2014 and launched in early October 2014. Approximately 100% of the application design and development costs were incurred as of September 30, 2014. These costs will be amortized over 5 years beginning in October 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

FORWARD LOOKING STATEMENTS

Statements made in this report that are not historical or current facts are “forward-looking statements.” These statements often can be identified by the use of terms such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Forward- looking statements in this report may include statements about:

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

Our company was incorporated in the State of Nevada on October 23, 2012, and established a fiscal year end of December 31. We have not generated revenues, have minimal assets, and have incurred losses since inception. We are a development-stage company commencing operations in the mobile applications business.

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

We currently employ five full-time employees and three part-time employees. Of these employees, David Steinberg serves as our President and Creative Director and, Casey Cordes serves as our CEO, and we employ one designer, one UX designer, one animator, one project manager and one part time quality control assistant. We have also hired four independent contractors. The four independent contractors are all programmers. We have employment agreements with all of our non-management full-time employees.

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

SCORE launched in October 2014 at which time our marketing campaign commenced.

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

Results of Operations

As of September 30, 2014, we had total assets of $924,109 and total liabilities of $24,136.

Three Month Period Ended September 30, 2014 Compared to Three month Period Ended September 30, 2013

Selling General and Administrative

During the three month period ended September 30, 2014, we incurred $517,212 in general and administrative expenses compared to $36,596 in general and administrative expenses incurred during the three month period ended September 30, 2013. General and administrative and professional fee expenses incurred during the three month period ended September 30, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased business activity in connection with the launch of our first mobile application and change in business.

Depreciation Expense

Depreciation expense totaled $1,923 for the three months ended September 30, 2014, compared to depreciation expense of $0 during the three months ended September 30, 2013. The increase in depreciation was due to purchase of assets in connection with our new mobile application business.

Interest Expense

Interest expense on convertible debentures for the three months ended September 30, 2014 and 2013, was $0 and $0 respectively.

Net Loss

Our net loss for the three months ended September 30, 2014 was $519,135, or $0.02 per share, compared to a net loss of $36,596, or $48.79 per share, during the three months ended September 30, 2013. The significant change is directly related to the reverse merger and forward stock split.

Nine Month Period Ended September 30, 2014 Compared to Nine Month Period ended September 30, 2013

Selling General and Administrative

During the nine month period ended September 30, 2014, we incurred $713,741 in general and administrative expenses compared to $75,643 in general and administrative expenses incurred during the nine month period ended September 30, 2013. General and administrative and professional fee expenses incurred during the nine month period ended September 30, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased activity and change in business.

Depreciation Expense

Depreciation expense totaled $3,340 for the nine months ended September 30, 2014, compared to depreciation expense of $0 during the nine months ended September 30, 2013. The increase in depreciation was due to purchase of assets.

Interest Expense

Interest expense on convertible debentures for the nine months ended September 30, 2014 and 2013, was $2,100 and $0, respectively.

Net Loss

Our net loss for the nine months ended September 30, 2014 was $719,181 or $0.04 per share, compared to a net loss of $75,643, or $100.86 per share, during the nine months ended September 30, 2013. The significant change is directly related to the reverse merger and forward stock split.

We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $51,571 and net working capital of $27,435. We anticipate that over the next 12 months we will require a minimum of $1-2 million to meet our cash flow requirements and accomplish our current business plan, including the re-launching and advertising of one or more of the Facebook games acquired in August 2014 and launching and advertising new games we are currently creating. We intend to seek this additional funding from the sale of equity interests but have not determined the specific terms of any such offering. We currently have no agreements or arrangements in place for such financing. If we are unable to secure additional funding, we may be required to reduce our advertising plans or reduce the number of applications we develop or launch.

The accompanying financial statements have been prepared contemplating our continuation as a going concern. We reported a net loss of $465,917 for the nine months ended September 30, 2014 and had an accumulated deficit of $525,210.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. During the nine months ended September 30, 2014, our primary use of capital was for the development and testing of the SCORE mobile application, professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 15d-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 29, 2014, the board of directors of the Company approved the grant of an aggregate of 80,000 options to purchase 80,000 shares of common stock of the Company to one employee. The options vest at the rate of 5,000 per month at the end of each calendar month during the term of employment with the Company for each respective employee with the first vesting period occurring on August 31, 2014. The options are exercisable six months after the date of the respective employment agreement at $1.00 per share and expire five years from the date of each respective employment agreement.

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

Apptigo International, Inc.
Date: November 14, 2014	By: /s/ Casey Cordes
Casey Cordes,
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By: /s/ David Steinberg
David Steinberg,
Treasurer

