Form 10-Q/A
period 2014-09-30
Apptigo International, Inc.
filed 2015-02-13
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 on November 14, 2014 (the “Original Report”). We are filing the amendment on Form 10-Q/A (the “Amendment”) to make the following changes:

The Cover Page of the Original Report indicated by check mark that we had not submitted electronically and posted on our corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T. This Amendment corrects that box to indicate that we did submit and post every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Apptigo International, Inc.
Date: February 13, 2015	By: /s/ Casey Cordes
Casey Cordes,
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2015	By: /s/ David Steinberg
David Steinberg,
Treasurer

19