Form 10-K
period 2014-12-31
Apptigo International, Inc.
filed 2015-05-07
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-186330

APPTIGO INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0382426

IRS Employer Identification Number

Apptigo International, Inc.

1801 SW Third Avenue, Suite 402

Miami, FL 33129

(844) 277-8446

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently complete second quarter: $13,403,250.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 8, 2015 there were 29,225,000 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
Part I

Item 1	Description of Business	3

Item 1A	Risk Factors	10

Item 1B	Unresolved Staff Comments	10

Item 2	Properties	10

Item 3	Legal Proceedings	10

Item 4	Mine Safety Disclosures	10

Part II

Item 5	Market for Common Equity and Related Stockholder Matters	11

Item 6	Selected Financial Data	14

Item 7	Management's Discussion and Analysis or Results of Operations	14

Item 7A	Quantitative and Qualitative Disclosures about Market Risk	18

Item 8	Financial Statements and Supplementary Data	18

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	18

Item 9A (T)	Controls and Procedures	18

Item 9B	Other Information	22

PART III

Item 10	Directors, Executive Officers, and Corporate Governance	20

Item 11	Executive Compensation	21

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23

Item 13	Certain Relationships, Related Transactions and Director Independence	23

Item 14	Principal Accountant Fees and Services	24

PART IV

Item 15	Exhibits and Financial Statement Schedules	25

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management's expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

* * * * *

Except where the context otherwise requires, the terms, “we,” “us,” “our” or the “Company” refer to the business of Apptigo International, Inc. and its consolidated subsidiary, Apptigo Inc. “Apptigo” refers to Apptigo Inc., our wholly-owned subsidiary. Apptigo is our sole operating subsidiary and commenced its current business operations in 2012.

Item 1.	Business.

Historical Background

We were initially incorporated in the State of Nevada on October 23, 2012 as Balius Corp. On April 14, 2014, Balius Corp. entered into a reverse acquisition transaction (the “Transaction”) with Apptigo, Inc., a Nevada corporation, and its shareholders, pursuant to an agreement and plan of reorganization agreement dated April 14, 2014 (the “Agreement”) by between the Company, its principal shareholders, Apptigo and its shareholders. Under the terms of the Agreement the shareholders of Apptigo agreed to exchange all the outstanding common and preferred shares of Apptigo for common and preferred shares of the Company.

In connection with the Closing, we ceased our principal business operations, terminated our sole lease, and liquidated our assets associated with these former business operations. Upon completion of the Transaction, we acquired Apptigo (which is now our wholly-owned subsidiary) and became a media company focused on designing, developing and bringing to market mobile applications. Apptigo was incorporated in the State of Nevada on October 31, 2012, and commenced its operations in 2012. In connection with the Closing of the Transaction, the Company filed Amended and Restated Articles of Incorporation and changed the name of the Company to Apptigo International, Inc. All references to business of the Company after the Closing of the Transaction shall refer to Apptigo International, Inc. and Apptigo Inc., collectively.

General

We are a media company focused on designing, developing and bringing to market mobile applications. The first application developed by Apptigo is SCORE, which management introduced to market in October 2014. SCORE is an interactive dating game that allows people to determine their compatibility through answering online questions. Users of the application can choose to invite anyone to play by:

•	Entering a queue that shows other active players and sending invitations through the queue;
•	Using the interactive map that shows pins of all the people who are available to play in a specific geographic region; and
•	Inviting friends through email, phone number or social media contact lists.

SCORE has over 800 questions in 20 different categories. From “True or False” to “Have You Ever...,” the categories are intended to span all areas of interest. Once a play is fully completed, users can generate a percentage-based score derived from how many questions they answered the same way. Moments after receiving this score, users have access to a five second viewing of the other’s profile picture, which then fades to a screen giving them options to chat, play SCORE again, save the SCORE or quit. SCORE has been designed exclusively for use on smart mobile devices, initially utilizing the Apple platform, with future plans to quickly port Score onto Android software.

Management believes that SCORE’s approach to matchmaking is not only novel and capable of creating a social-fueled movement, but will also prove to be fun and effective for users. In general there are three primary paths to monetizing applications: premium model, freemium model and ad network model. They are defined as follows:

•	Premium Model - Using an upfront download fee, this is the most straightforward and obvious way to monetize a mobile application.
•	Freemium Model - The application is a free download and contains content for purchase inside the application (aka in-app purchases) or an upgrade option to a premium version.
•	Ad Networks - The application and all its content can be completely free and still generate revenue through advertising.

Management has decided to market SCORE via a freemium model, providing for the SCORE application to be downloadable by users at no charge through application stores, including Google Play, Apple App Store and iTunes, among others. We intend initially to generate revenues by offering our users in-app purchases of special features and package upgrades. Thereafter, assuming we have succeeded in building notable brand equity and a significant user base, we will then seek corporate event sponsors and/or national advertisers to further enhance our revenue and earnings growth.

Currently, in-app purchases built into the SCORE platform include:

•	Categories of Score questions for purchase.
•	The ability to purchase the entire app for one flat fee.
•	The ability to buy categories in bulk rather than individually.
•	The ability in the future to enable a multi-player function.
•	The ability in the future to purchase emoticons and gifts to send to others.

Features of the app include:

•	Map view of available players
•	Chat
•	Anonymous play
•	Score queue list view of available players

Overall Market

Management believes that data growth is currently being driven by the increased penetration of smartphones, in particular in emerging markets – and by increased data consumption per subscriber due to the faster download speeds and the uptake of data-hungry applications like video made possible by new technology, such as 4G. Management further believes that advancement of network technologies, restructuring of revenue-sharing models, lowering of mobile data usage cost, growing adoption of smartphones and the increase in application usability will give rise to a global industry that it expects will continue to swell. In addition, management anticipates that in-app mobile ad-spend will continue to rise.

As more people meet online and through dating applications, they are also obliterating the stigma once associated with it. In a study conducted by the Pew Research Internet Project (http://www.pewinternet.org/2013/10/21/online-dating-relationships/), researchers found that one in ten Americans have used an online dating site or mobile dating application themselves; and many people now know someone else who uses online dating or who has found a spouse or long-term partner via online dating. Moreover, 7% of smartphone applications users (representing 3% of all adults) say they currently have a dating application on their mobile phone. In fact, online daters now spend more time on dating applications than they do on the websites themselves. And, by 2018, it is estimated that more than 80% of the population will own a smartphone – up from 46% in 2012.

In 1970, just 28% of American adults were single; today the share is 47%, according to the Census Bureau, which supports an expanding target market for the online dating industry. Management believes that the trend for online dating migrating from desktop and laptop to mobile devices should continue.

Competition

The mobile application industry is characterized by rapidly evolving technology and intense competition. Other companies of various sizes engage in activities similar to ours. Many of our competitors have substantially greater financial and other resources available to them. Although there is a collective 3,900+ online dating sites and mobile applications available to consumers to choose from, management believes the following represent the most series competition to the Company’s product:

Coffee Meets Bagel

Similar to timed shopping sites, this free application sends one match to each user every day at noon. Users can see that person’s picture and profile and have only 24 hours to decide if they want to go on a date with them or not by clicking “yes” or “pass.”

eHarmony Mobile

One of the largest dating sites, eHarmony has provided services in this industry for more than 10 years. Upon downloading the free mobile app, members can complete a relationship questionnaire at no charge, receive a detailed personality profile for free, receive daily matches, send icebreakers, communicate with matches for free during free communication events, and when subscribed, freely communicate with matches. Unlike other dating applications, eHarmony takes into account things like common personality traits, interests, values and beliefs to make its matches.

HowAboutWe

With a similar interface to Twitter, How About We offers users the ability to post statuses such as, “How About We...hook up tonight!” Users can message other How About We users by upgrading to one of How About We’s messaging packages. By doing this, users are able to read messages from other users, ask users “out,” and respond when someone is intrigued. Although its subscription based, How About We lets users remain in charge by choosing the type of date they want to go on.

Match.com Mobile

Launched on the Web in April of 1995, Match.com is one of the largest online dating companies in the world. It is credited for pioneering the online dating industry and now serves 24 countries and territories and hosts Web sites in 15 different languages. Its mobile app, Match.com Mobile, was introduced in 2003 and offers users a profile that can be perused by other users through various search options. Eighty percent of its five million application users are under the age of 35. Searching other users’ profiles is free of charge, however only paying members may email or text each other.

OKCupid- Blind Dating App

Launched in 2004 and acquired by Match.com for $50 million in 2010, OKCupid’s free mobile application calculates match percentages using a patent pending algorithm that is based on how users respond to questions, such as “how messy are you?” and “have you ever cheated in a relationship?” The application requires that users reveal a few basic details, including first name, age, whether the user prefers men or women, and a profile picture, which the application will scramble. Next, the application prompts the user to create a date. Alternatively, the user can peruse other scrambled profile pictures and date offers from their matches.

PlentyOfFish

Founded in 2003 in Vancouver, PlentyOfFish has over 70 million registered users across the globe and 50,000 new members every day – 70% of its usage takes place solely via its mobile app. While it is free to use, the application offers premium services as part of their upgraded membership, such as seeing when a user profile was viewed, and allowing users to see whether a message has been read and/or deleted.

Skout

Skout is one of the largest online dating platforms with over five million users using the free app. Skout’s “Meet Me” feature allows users to flip through and see who’s nearby and ready to hook up. Users can see who’s checked them out, send messages and send wink bombs. Wink bombs give users the opportunity to reach out to over 500 other members and say, “Hey, what’s up?” Feeling adventurous? Shake your device and Skout will find someone nearby to chat with in 30 seconds or less.

Tinder

Introduced in mid-2012, Tinder uses Facebook profiles to gather users’ basic information and analyzes users’ social graph to match potential candidates that are most likely to be compatible, based on geographical location, number of mutual friends and common interests. Only after two users “like” each other are they free to chat within the app. Users have control over who they want to connect with so that they are not bombarded with messages or approached by people they don’t want to match with. Tinder is anonymous in that it does not post users activity within the application on Facebook or reveal their matches and interactions.

Apptigo believes it is well-positioned to acquire market share and compete with such Apps due to the unique concept of the Score App, the diverse marketing and advertising backgrounds of its principals, Mr. Cordes and Mr. Steinberg, and the timing of entry into the market place, as the shelf life on several of the most popular dating Apps appears to be expiring, or at the very least decreasing in popularity.

Intellectual Property

Apptigo intends to register the following trademarks with the U.S. Patent and Trademark Office:

•	SCORE
•	SCORE. Everyone wants to… now anybody can

We plan to obtain additional trademarks for future products, proprietary service offerings and themes and slogans used in our marketing activities. Moreover, Apptigo has secured domain names relevant to its business, including www.apptigo.com, www.score.singles and www.everyonewantstoscore.com.

Marketing and Sales

We intend to focus our social marketing tactics to ensure that SCORE is being ranked high in the application market so that it can be organically discovered; to fuel and optimize opportunities to generate downloads of SCORE; and to effectively target and effectively speak to the broad demographic universe of users that we believe will greatly enjoy the SCORE experience. We intend to create a multi-channel online presence capable of optimizing the viral nature of social marketing to promote the SCORE brand and attract new users. Our plan provides for:

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

Subsequent Application Development

In August 2014, we entered into an intellectual property purchase agreement with the Company’s head designer and acquired certain intellectual property assets and rights used in connection with our games developed by the designer prior to his employment with the Company.

These application concepts have advanced through the Company’s vigorous evaluation process and are currently in various stages of developments. We are working on a strategy with our programmers for converting them for use on mobile devices, redesigning and improving the games and any design issues and modifying and upgrading the games. The Company will beta test the games and if warranted eventually launch and market the games. The beta testing normally involves use of the application by approximately 100 or more users and based on feedback on the usage, the Company releases updates created by our programmers until we believe the application is functioning properly. At that state, the Company would commence the advertising about the game and launch the application to the public.

The Company has been developing two additional applications for market. The first application is an animal lovers application to capitalize on the popularity of liking and sharing certain animal pictures and video. This application is being built to also include a charitable element as well as to further enhance the user experience and help generate a positive image from the application. This application has cleared the main design stage and is currently in the development stage. The second application is a sports related social application built for enhancing connections and educating places about the area they are in. This application has cleared the concept stage and is presently in the design stage. The Company cannot predict if and when these applications will come to market.

Government Regulation

As part of our business, we will receive, transmit and store a large volume of personal information and other user data (including credit card data) in connection with the provision of online products and services, transactions with users and customers and advertising on our websites. The sharing, use, disclosure and protection of this information are determined by the respective privacy and data security policy of our business. These policies are, in turn, subject to federal, state and foreign laws and regulations, as well as evolving industry standards and practices, regarding privacy and the storing, sharing, use, disclosure and protection of personal information and user data (for example, various state regulations concerning minimum data security standards, industry self-regulating principles that become standard practice and more stringent contractual protections regarding privacy and data security (and related compliance obligations)).

In addition, if an online service provider fails to comply with its privacy policy, it could become subject to an investigation and proceeding for unfair or deceptive practices brought by the U.S. Federal Trade Commission under the Federal Trade Commission Act (and/or brought by a state attorney general pursuant to a similar state law), as well as a private lawsuit under various U.S. federal and state laws. In general, personal information is increasingly subject to legislation and regulation in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

U.S. legislators and regulators may enact new laws and regulations regarding privacy and data security. In February 2012, the White House released a proposed Consumer Privacy Bill of Rights, which is intended to serve as a framework for new privacy legislation. In March 2012, the U.S. Federal Trade Commission released a staff report making recommendations for businesses and policy makers in the area of consumer privacy. Similarly, new privacy laws and regulations at the state level, as well as new laws and directives abroad (particularly in Europe), are being proposed and implemented. For example, new legislation in the state of California that became effective on January 1, 2014 requires companies that collect personal information to disclose how they respond to web browser “Do Not Track” signals. In addition, existing privacy laws that were intended for brick-and-mortar businesses could be interpreted in a manner that would extend their reach to our business.

Employees

As of May 6, 2015, we employed four full-time employees. We also engage freelance contract workers on an as-needed basis as programmers. None of our employees have employment contracts.

Item 1A.	Risk Factors.

As a smaller reporting company, the Company is not required to provide the disclosure pursuant to this item.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal corporate office is located at 1801 SW Third Avenue, Suite 402, Miami, Florida, and consists of 1,342 square feet of office space. The lease on this space expires in May 2015, and monthly lease payments are $2,880.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB under the trading symbol “APPG”. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The prices have been addressed to reflect the Company’s 3.5 – 1 forward stock-split.

2013 Fiscal Year
	High Bid		Low Bid
First Quarter	$	*	$	*
Second Quarter	$	*	$	*
Third Quarter	$	*	$	*
Fourth Quarter	$	*	$	*

	2014 Fiscal Year
	High Bid		Low Bid
First Quarter	$	*	$	*
Second Quarter		$1.11		$1.05
Third Quarter		$1.89		$.25
Fourth Quarter		$.40		$.03

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

* The Company’s common stock did not begin trading until the second quarter of fiscal year 2014.

Penny Stock Considerations

Our shares of common stock are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

In addition, under the penny stock regulations the broker-dealer is required to:

•	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commission payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

•	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares are subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of December 31, 2014, based upon records obtained from our transfer agent, there were 34 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as our Board of Directors deems relevant. There are no restrictions contained in our bylaws or otherwise pertaining to our issuing dividends.

Equity Compensation Plans

In June 2014, the Company’s board of directors approved and adopted the Apptigo International 2014 Stock Option Plan (the “Plan”). Rewards may be made under the Plan for up to 4,500,000 shares of common stock. All the Company’s employees, officers, directors, consultants, advisors are eligible to be granted awards under the Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,500,000	$1.08	3,950,000

Equity compensation plans not approved by security holders	–	–	–

Total	4,500,000	$1.08	3,950,000

Board Committees

The Company does not have a standing nominating committee, an audit committee or any committee to perform similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own ten percent or more of their class securities to register under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than ten percent stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely upon our review of certain reports files with the Securities and Exchange Commission with reserve to Section 16(a) of the Securities Exchange Act the reports that were required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2014 were timely except each of the Messer’s. Cordes and Steinberg failed to timely file an initial Form 3. The Company, Cordes and Steinberg are working to complete such filing.

Code of Ethics

We did not currently have a code of ethics. We intend to adopt a code of ethics that would be appropriate for our business as soon as practicable.

Recent Sales of Unregistered Securities

On November 21, 2014, we issued a $225,000, 10% convertible debenture maturing in February 2016 and provides up to an aggregate of $200,000 in net proceeds after taking into consideration an Original Issued Discount (“OID”) of $20,000. The note is to be received in 4 tranches of which $50,000 has been received.

On December 2, 2014, we issued a $200,000, 7% convertible debenture due November 2017, of which $100,000 was received for in 2014 and the remainder in 2015.

On November 18, 2014 the Company entered into a 12% Secured Convertible Debenture. The debenture carries a one month term. The debenture was issued in the amount of $50,000. Upon maturity of the Note, the Company issued a promissory note in the amount of $55,000 to cover the balance of the note and included an Original Issue Discount (OID) of $5,000. The conversion feature of the note did not change. The new note has a term of one year.

With respect to the securities issuances described above, no solicitations were made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of these securities as described below were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 6.	Selected Financial Data.

As a Smaller Reporting Company, we are not required to provide information required by Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments:

Stock-based Compensation

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

Recent Accounting Pronouncement

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption of the guidance is permitted. The impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

Overview

Effective April 15, 2014 (the “Closing Date”), Apptigo International, Inc., formerly known as Balius Corp., a Nevada corporation (“the “Company,” “we”, “our” or “us”), consummated its acquisition (the “Transaction”) of all the outstanding shares of common and preferred stock of Apptigo Inc., a Nevada corporation (“Apptigo”), pursuant to an Agreement and Plan of Reorganization, dated April 14, 2014, (the “Agreement”) by, between, and among the Company, its principal shareholder, Apptigo, and its shareholders. Upon completion of the Transaction, the Company acquired Apptigo (which is now our wholly-owned subsidiary) and became a media company focused on designing, developing and marketing mobile applications. Apptigo was incorporated in the State of Nevada on October 31, 2012. All references to the Company after the closing of the Transaction shall refer to Apptigo International, Inc. and Apptigo, collectively.

Results of Operations--Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Selling, General and Administrative Expenses.

During the year ended December 31, 2014, we incurred $887,236 in general and administrative expenses compared to $29,395 in general and administrative expenses incurred during the year ended December 31, 2013. General and administrative and professional fee expenses incurred during the year ended December 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased business activity in connection with the launch of our first mobile application and change in business.

Research and Development Costs

Research and development costs for the year ended December 31, 2014 was $857,503 compared to $0 for the year ended December 31, 2013. The majority of the expense $644,000 was from the acquisition of 6K games described in Note 2 of the financial notes. The company expenses costs associated with the planning and development of application programs.

Depreciation

Depreciation expense for the years ended December 31, 2014 and 2013 totaled $4,019 and $0, respectively. The increase in depreciation was due to purchase of assets in connection with our new mobile application business.

Derivative Expense

Derivative expense for the years ended December 31, 2014 and 2013 totaled $324,826 and $0, respectively. Derivate expense is in relation to convertible debentures entered into in November and December 2014, see Note 4.

Interest Expense.

Interest expense for the year ended December 31, 2014 and 2013, was $1,132 and $0, respectively. The interest expense was related to two convertible debentures.

Interest expense related party for the year ended December 31, 2014 and 2013, was $819 and $0 respective. The interest expense was related to a note payable from a significant shareholder.

Interest expense for the expensing of Original Issue Discount related to convertible notes for the years ended December 31, 2014 and 2013 was $1,069 and $0, respectively.

Interest expense for change in discount for warrants associated with the issuance of a convertible debenture amounted to $1,917 and $0 for the year ended December 31, 2014 and 2013, respectively.

Interest expense associated with stock subscription at the time of the merger amounted to $2,100 for the year ended December 31, 2014 and $0 for the year ended December 31, 2013

Net Loss.

For the reasons stated above, our net loss for the year ended December 31, 2014 was $2,080,621 or $0.07 per share compared to a net loss of $29,395, or $0.00 per share, during the year ended December 31, 2013.  The significant change is directly related to the reverse merger and forward stock split, research and development and derivative expenses.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $9,513 and net negative working capital of $421,103. The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We anticipate that over the next 12 months we will require a minimum of $1-2 million to meet our cash flow requirements and accomplish our current business plan, including the re-launching and advertising of one or more of the Facebook games acquired in August 2014 and launching and advertising new games we are currently creating.

We intend to seek this additional funding from the sale of equity interests but have not determined the specific terms of any such offering. We currently have no agreements or arrangements in place for such financing. If we are unable to secure additional funding, we may be required to reduce our advertising plans or reduce the number of applications we develop or launch.

The accompanying financial statements have been prepared contemplating our continuation as a going concern. We reported a net loss of $2,080,621 for the year ended December 31, 2014 and had an accumulated deficit of $2,139,914.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. During the year ended December 31, 2014, our primary use of capital was for the development and testing of the SCORE mobile application, professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item begins on page F-1 and is attached hereto. The index to our annual financial statements for the years ended December 31, 2014, and 2013 can be found under Item 15.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Risk Closure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2014. Our management has determined that, as of December 31, 2014, the Company’s disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

Management Responsibility for Internal Control over Financial Reporting. Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2014, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its internal controls over financial reporting:

•	Lack of sufficient qualified personnel to design, implement, and maintain an effective control environment as it relates to financial reporting. Given the expansion of the business and all of our operations, we did not yet integrate an effective control environment with the sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in U.S. GAAP to assess the completeness and accuracy of certain accounting and reporting matters.

•	Period-end financial reporting process. Given the expansion of the business and all of our operations we did not design or maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision, and monitoring of accounting operations and financial reporting. More specifically, due to the expansion of our business, we did not yet prepare timely accounting reconciliations nor did we have adequate financial reporting personnel to prepare timely and accurate financial statements, including related disclosures.

The material weaknesses described above could result in misstatements that would result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the material weaknesses, noted specifically above.

While our evaluation of the appropriate remediation plans is still ongoing, efforts to date have included recruiting additional experienced accounting personnel at our business and improving certain processes. The Company also engages third party consultants with expertise in the preparation of financial reporting and other financial aspects of the business.

Changes in Internal Control over Financial Reporting. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 10.	Directors and Executive Officers.

The following table sets forth information concerning our executive officers and directors:

Name	Age	Title
Casey Cordes	39	Chairman and Chief Executive Officer
David Steinberg	38	Director, President, Treasurer, and Secretary

The Board believes that each director named below is highly qualified and has the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to appoint them.

Casey Cordes

Mr. Cordes has worked as a Creative Director, Social Media Strategist and Senior Copywriter with extensive experience in creating solutions across multiple platforms for a wide range of Fortune 500 clients, from start-ups to multinationals. He received his undergraduate education in Advertising from Michigan State University, and followed it with a Masters-Equivalent specialty degree in Copywriting from the Miami Ad School. His client portfolio includes Absolut Vodka, Carnival Cruise Lines, Citibank, Cigna, Chrysler, Dodge, Renault, The Florida Lottery, NBC/Telemundo, Kaplan University, Florida Power & Light, Listerine, Travelers Insurance, Zumba Fitness, Tampico and Coca-Cola. Prior to creating Apptigo, Casey worked at several top agencies in Miami, including Sapient (from September of 2010 to April of 2012), LGD Communications (from 2005 to 2007), Macias Advertising (from March of 2012 to April of 2014), and BGT (now PWC) (from October of 2009 to August of 2010). Leveraging his international experience, Mr. Cordes wrote a pilot for a television show in Amsterdam. He also served as Creative Consultant and Copywriter for the three major safari companies in Tanzania, Africa, producing websites and brochures. At Steinberg Advertising (from 2003 to 2004) and Branding Forces (from 2004 to 2008) Mr. Cordes was Creative Director for clients including the Versace Mansion and The Setai Hotel. He then became a founding member of “Ruthless & Toothless” children’s line in collaboration with the tattoo artists from TV’s Miami Ink.

David Steinberg

Mr. Steinberg is an accomplished Creative/Design Director with a strong background in brand development for the advertising and marketing industry. During his career he has been in charge of developing intelligent marketing campaigns and strategies, creating innovative brand identities, establishing creative timeframes, building efficient high-level teams and pitching complete branding concepts to various clients. He actively takes the reigns of all projects as the lead architect of the brand and design development, and always looks to create a positive growing experience for his teams that allow each member to utilize their talents while pushing their potential. Prior to co-founding Apptigo, he was CEO and CCO of both Steinberg Advertising & Design (from 2001 to 2008) and Branding Forces (from 2006 to 2008), boutique agencies at the forefront of Internet design. His exclusive clientele included: The Setai; Miami Beach Polo World Cup; Casa Casuarina (former Versace Mansion); Mix My Granola (successful web-based granola company); the Kitzbuehl (Austria) Polo World Cup; Related Companies, real estate developers; the Monarchy Collection, an adult fashion label; Smith & Wesson, a licensed fragrance; and the Miami Ad School. In 2008 he created new brands for the television show, Miami Ink. Ideas, resulting in the children’s lifestyle line “Ruthless & Toothless” and the new “Ruthless Collective.” Mr. Steinberg received a diploma in Marketing and Communication in 1999 from the Institute for Marketing and Communication in Berlin, Germany. He received his Master’s Degree in Communication and Advertising in 2001 from the Miami Ad School.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual meeting of the shareholders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until they resign or are removed by our board of directors.

None of the directors or officers is related to any other director or officer of the Company.

To the knowledge of the Company, none of the officers or directors has been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

Item 11.	Executive Compensation.

The following table summarizes compensation information for the last two fiscal years for (i) our Chief Executive Officer, President and Chief Operating Officer (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as our executive officers at the end of the fiscal year (collectively, the “Named Executive Officers”).

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Steinberg, CEO	2014	81,037	–	–	–	–	–	(1)	81 037
	2013	–	–	–	–	–	–	(1)	–

Casey Cordes	2014	69,686	–	–	–	–	–	(1)	69,686
	2013	–	–	–	–	–	–	(1)	–

(1) Compensation is the amount paid since April 14, 2014. There was no compensation prior to the reverse acquisition transaction.

None of our executive officers have employment agreements and no options were granted to any executive officer in 2014.

Director Compensation

There was no director compensation paid for the year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information furnished by current management and others, concerning the beneficial ownership of our Common Stock as of completion of the Transaction effective December 31, 2014, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)

David Steinberg 1801 SW Third Avenue, Suite 402 Miami, FL	8,575,000	29.34%

Casey Cordes 1801 SW Third Avenue, Suite 402 Miami, FL	8,575,000	29.34%

Executive Officers and Directors as a Group (2 Persons)	17,150,000	58.68%

(1) This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate.  Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.  Effective as of December 31, 2014, we had 29,225,000 shares outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2014 and 2013 by auditors, RBSM LLP., and L.L. Bradford & Company, LLC were approximately $18,325 and $0, respectively, for professional services rendered for the audit of our annual financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees represent services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were paid in 2014 or 2013.

Tax Fees

No such fees were paid 2014 or 2013.

All Other Fees

No such fees were paid in 2014 or 2013.

As of December 31, 2014, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.  The Company does not have an audit committee to review any fees paid to the principal accountant. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following Financial Statements are filed as part of this report under Item 7.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Consolidated Balance Sheet

	December 31,	December 31
	2014	2013
Assets
Cash	$9,513	$3,714
Prepaid expenses	–	6,000
Total current assets	9,513	9,714
Furniture and Fixtures net accumulated depreciation $4,019 and $0	45,702	–
Application design	–	92,500
Deposits	5,592	–
Total assets	$60,807	$102,214

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$36,987	$2,424
Payroll liabilities	29,925	–
Convertible debenture - related party - net of discount $4,411 and $0	16,408	–
Convertible debenture - net of discount $38,105 and $0	22,470	–
Derivative liability	324,826	–
Total current liabilities	430,616	2,424

Long term convertible debenture	100,556
Total liabilities	531,172	2,424

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 1,000,000 authorized 145,000 and 145,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1,450	1,450
Common stock, $0.001 par value: 100,000,000 authorized; 29,225,000 and 7,450,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	29,225	7,450
Common stock - unissued	1,033	–
Stock subscription receivable	–	(22,100)
Additional paid in capital	1,637,841	172,283
Accumulated deficit	(2,139,914)	(59,293)
Total stockholders' deficit	(470,365)	99,790
Total liability and stockholders' deficit	$60,807	$102,214

The accompanying notes are an integral part of these consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Consolidated Statement of Operations

Years Ended

	2014	2013
Revenue	$–	$–

Operating expenses
Selling, general and administrative expenses	887,236	29,395
Research and development expense	857,503	–
Depreciation expense	4,019	–
Total operating expenses	1,748,758	29,395

Loss from operation	(1,748,758)	(29,395)
Other income/expense
Interest expense - related party	(819)	–
Interest expense	(6,218)	–
Derivative expense	(324,826)	–
Loss before income tax	(2,080,621)	(29,395)
Provision for income tax	–	–
Net Loss	$(2,080,621)	$(29,395)

Net loss per share: basic and diluted	$(0.07)	$(0.00)

Weighted averages shares outstanding: basic and diluted.	29,225,000	7,450,000

The accompanying notes are an integral part of these consolidated financial statements.

Apptigo, Inc.

Statement of Stockholders' Deficit

	Preferred	Preferred	Common	Common		Common Stock -
	Stock	Stock	Stock	Stock		Unissued	Stock	Accumulated
	Shares	Amount	Shares	Amount	APIC	Amount	Subscription	Deficit	Total
December 31, 2012	–	$–	–	$–	$–	$–	$–	$–	$–
									–
Shares issued in connection with merger	145,000	1,450	7,450,000	7,450	172,283	–	(22,100)	–	159,083
									–
Net Loss	–	–	–	–	–	–	–	(29,293)	(29,293)
December 31, 2013	145,000	1,450	7,450,000	7,450	172,283	–	(22,100)	(29,293)	99,790
									–
Shares issued for cash	–	–	21,775,000	21,775	577,625	600	–	–	600,000
Purchase of intellectual property	–	–	–	–	643,600	400	–	–	644,000
Stock Options	–	–	–	–	200,531	–	–	–	200,531
Stock subscription receivable	–	–	–	–	–	–	22,100	–	22,100
Discount on Warrant and beneficial conversion feature	–	–	–	–	35,502	–	–	–	35,502
Stock to be issued for service	–	–	–	–	8,300	33	–	–	8,333
Net loss	–	–	–	–	–	–	–	(2,080,621)	(2,080,621)
December 31, 2014	145,000	$1,450	29,225,000	$29,225	$1,637,841	$1,033	$–	$(2,139,914)	$(470,365)

The accompanying notes are an integral part of these consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Consolidated Statement of Cash Flows

Years Ended

	2014	2013
Cash flows from operating activities
Net loss	$(2,080,621)	$(29,395)
Adjustments to reconcile net loss to net cash used in operating activities
Discount on convertible note	(38,105)	–
Discount on Warrant and BCF	35,502	–
Discount on convertible debenture - related party	589	–
Shares issued for R&D cost	644,000	–
Depreciation	4,019	–
Write off of application design	92,500	–
Shares issued for service	8,333	–
Stock-based compensation	200,531	–
Changes in operating assets and liabilities
Interest expense - related party	819	–
Interest expense	1,131	–
Accounts payable and accrued liabilities	34,563	2,424
Payroll liabilities	29,925	–
Deposit	(5,592)	–
Derivative Liability	324,826	–
Prepaid expenses	6,000	(6,000)
Net Cash used in operating activities	(741,580)	(32,971)

Cash flows from investing activities
Furniture and Fixtures	(49,721)	–
Application design	–	(72,500)
Net cash used in investing activities	(49,721)	(72,500)

Cash flow from financing activities
Proceeds from convertible debenture - related party	50,000	–
Repayment of convertible debenture - related party	(35,000)	–
Proceeds from convertible debenture	160,000	–
Proceeds from common and preferred stock sale	622,100	109,185
Net cash provided by financing activities	797,100	109,185

Net increase in cash and cash equivalents	5,799	3,714
Cash and cash equivalents at beginning of period	3,714	–
Cash and cash equivalents at end of period	$9,513	$3,714
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash flow information for financing activities
Proceeds from convertible debenture - related party	$5,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Apptigo International Inc. and its wholly-owned subsidiary (“collectively “Apptigo” or the “Company”) designs, develops, markets and sells software applications. The Company sells its products worldwide through online stores.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The Company’s year ends on December 31.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $2,080,621 for the year ended December 31, 2014. The Company has a net negative working capital of $421,103 as of December 31, 2014.

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

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred for development are capitalized. Amortization is recorded over the estimated useful lives of the assets, generally, 5 years. For the year ending December 31, 2014 the company expensed $857,503 for research and development.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption of the guidance is permitted. The impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for leasehold improvements is 15 years; 10 years for furniture and equipment; and 5 years for computer equipment. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. Depreciation and amortization expense on property and equipment was $4,019 and $0 for the year ended December 31, 2014 and 2013, respectively.

2. INTANGIBLE PROPERTIES

On August 4, 2014, Apptigo entered into an Intellectual Property Purchase Agreement with the Company’s head designer and acquired certain intellectual property assets and rights used in connection with four games developed by him prior to his employment with the Company. The Company authorized to issue 400,000 shares of common stock as full consideration for the purchase of the assets. The closing stock price on August 4, 2014 was $1.61 per share resulting in a total price of $644,000. The total cost has been expensed. As of December 31, 2014, common shares have not been issued.

3. CONVERTIBLE DEBENTURE

On November 18, 2014 the Company entered into a 12% Secured Convertible Debenture. The debenture carries a one month term. The debenture was issued in the amount of $50,000. Upon maturity of the Note, the Company issued a promissory note in the amount of $55,000 to cover the balance of the note and included an Original Issue Discount (OID) of $5,000. The conversion feature of the note did not change. The new note has a term of one year.

December 31, 2014
Convertible debenture	$55,000
Original issue discount	(4,411)
Less: Payment	(35,000)
Accumulated interest	819
Convertible debenture, net of OID	$16,408

On November 21, 2014 the Company entered into a 10% Secured Convertible Debenture. The debenture carries a one year term. The debenture was issued in the amount of $225,000. The company has receive one tranche from this convertible note in the amount of $60,000, which included $5,000 in fees and an OID of $5,000. The debenture has a conversion feature at a share price of 70% of the average of the three lowest closing prices in a 20 day period prior to the conversion. The Company recognized a discount on the note in relation to the warrants issued and a beneficial conversion feature. Interest expense on change in discount of the warrants and beneficial conversion amounted to $1,917 for the year ended December 31, 2014.

December 31, 2014
Convertible debenture	$60,000
Discount – Warrant	(17,364)
Discount – beneficial conversion feature	(16,221)
Original issue discount	(4,520)
Accumulated interest	575
Convertible debenture, net of OID	$22,470

On December 2, 2014 the Company entered into a 7% Secured Convertible Debenture. The debenture carries a three year term. The debenture was issued in the amount of $200,000. As of December 31, 2014 the Company has received $100,000.

December 31, 2014
Convertible debenture	$100,000
Accumulated interest	556
Convertible debenture, net of OID and BCF	$100,556

4. DERIVATIVE LIABILITY

In connection with two Secured Convertible Debentures entered into in November and December 2014, the convertible debentures, contain ratchet provisions regarding the conversion of debt into shares.

The Company entered into a 10% Secured Convertible Debenture entered into on November 21, 2014, for a term of 15 months. The debenture is in the amount of $225,000 with funding to be received in four tranches of $50,000. The note includes an Original Issue Discount in the amount of $20,000 and legal fees of $5,000. The original issue discount is prorated over the tranches and the legal fees are applied to the first tranche. The company has received one tranche as of the year ended December 31, 2014 which included $5,000 legal fees and other loan costs and $5,000 original issue discount for a total liability on the convertible note of $60,000 at year end plus accrued interest.

Conversion of the note is based on a comparison between a fixed conversion price and the lesser of the variable conversion price. The conversion of outstanding debt to shares of common stock is based on the market capitalization of the company’s common stock. The conversion price of the outstanding is fixed at $0.25 unless the market of capitalization of the company is less than $3,000,000. In the event the market capitalization is less than $3,000,000, the conversion factor is 70% of the three lowest closing prices in a the previous 20 trading days. The convertible debenture also includes a “True up” feature, whereas the conversion price is recalculated 20 trading days after the conversion. If the conversion amount on the true up date is less than the conversion amount on the previous conversion, then additional shares would be issued as if the true up conversion amount was applicable on the original conversion.

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative expense for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

Due to the ratchet provisions, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock.

December 31, 2014
Risk-free interest rate at grant date	.25%
Expected stock price volatility	91.4%
Expected dividend payout	–
Expected option in life-years	1.25

As of December 31, 2014, total derivative liability is $179,665 and the derivative expense for this convertible note is $179,665.

The Company entered into a 7% Secured Convertible Debenture entered into on December 2, 2014, for a term of 3 years. The debenture is in the amount of $200,000 with funding to be received in two tranches of $100,000. Conversion of the note is based on a comparison between a fixed conversion price and the lesser of the variable conversion price. The conversion price of the outstanding balance is the lower of $0.15 or 40% of the 30 day trading average.

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative expense for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

Due to the ratchet provisions, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock.

December 31, 2014
Risk-free interest rate at grant date	1.59%
Expected stock price volatility	139.0%
Expected dividend payout	–
Expected option in life-years	3

As of December 31, 2014, total derivative liability is $145,161 and the derivative expense for this convertible note is $145,161.

5. WARRANT AND OPTION LIABILITY

As of December 31, 2014, these warrants include the following:

Warrants granted on November 18, 2014 in connection with the a 12% convertible debenture, the right to purchase up to 200,000 shares of the Company’s common stock with an original exercise price of $0.05.

Warrants granted in connection with the convertible debenture entered into on November 21, 2014, the investor has the right to purchase up to 282,575 shares of the Company’s common stock with an initial conversion price of $0.32. The warrants carry a provision for the adjustment based on the terms of the contract. Fair value was determined using the following variables: A discount based on the fair value of the warrants as of December 31, 2014 amounted to $17,364.

	Grant Date	December 31, 2014
Risk-free interest rate at grant date	1.63%	1.63%
Expected stock price volatility	139%	139%
Expected dividend payout	–	–
Expected option in life-years	5	4.88

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2013	–	–
Granted	282,575	.21
Exercised	–	–
Canceled or expired	–	–
Outstanding at December 31, 2014	282,575	$.21

On June 17, 2014, the Company issued 550,000 options for services by six employees for stock based compensation in the amount of $200,531. As of December 31, 2014, 200,839 options have vested.

6. EQUITY

Common Stock

The Company was formed in the state of Nevada on October 31, 2012. The Company had authorized capital of 75,000 shares of common stock with a par value of $0.01. On April 17, 2014, the Company filed Amended and Restated Articles of Incorporation with the state of Nevada, increasing its authorized shares from 75,000,000 to 100,000,000 shares of common stock.

On April 14, 2014, the Company, entered into an a reverse acquisition transaction with Apptigo Inc., a Nevada corporation incorporated on October 31, 2012, and its shareholders, pursuant to an Agreement and Plan of Reorganization Agreement, dated April 14, 2014 between the Company, its principal shareholder, and Apptigo and its shareholders. Under the terms of the Agreement the shareholders of Apptigo agreed to exchange all of the outstanding common and preferred shares of Apptigo for common and preferred shares of the Company. The closing of the Transaction was completed effective April 15, 2014 (the “ Closing Date ”).

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

In May 2014, the Company entered into an agreement for services which included the issuance of 50,000 shares of common stock. As of December 31, 2014 the shares remain unissued.

On June 17, 2014, the Company issued 550,000 options for service by six employees for stock based compensation in the amount of $200,531. As of December 31, 2014, 200,839 options have vested.

During the nine months ended September 30, 2014, the Company sold 22,375,000 shares of common stock pursuant to stock purchase agreements in the amount of $600,000. Of the 22,375,000 shares, 600,000 have not been issued as of September 30, 2014. In addition, the Company purchased Intellectual Property from the Company’s head designer for 400,000 shares of common stock at a price of $644,000. None of the 400,000 shares have been issued as of December 31, 2014.

During the nine months ended September 30, 2014, the Company received $22,100 from subscription receivable.

The Company issued warrant in connection with convertible debentures as described in Note 5.

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

2014 Stock Incentive Plan

On June 19, 2014 (the “ Effective Date ”), the Board of Directors of the Company approved the 2014 Stock Incentive Plan (the “ Plan ”). Awards may be made under the Plan for up to 4,500,000 shares of common stock, $0.001 par value per share, of the Company. All of the Company’s employees, officers and directors, as well as consultants and advisors to the Company are eligible to be granted awards under the Plan. No Awards can be granted under the Plan after the expiration of 10 years from the Effective Date, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock grants.

7. RELATED PARTY TRANSACTIONS

At Closing of the acquisition, the Company issued 2,450,000 shares of common stock, par value $0.001 per share, each to David Steinberg and Casey Cordes, the sole common shareholders of Apptigo, and 145,000 shares of Series A Convertible Preferred Stock, the sole preferred shareholder of Apptigo.

8. SUBSEQUENT EVENTS

On January 7, 2015, the company received the remaining $100,000 from the $200,000 convertible debenture.

On February 9, 2015, the Company executed a $59,000 Convertible Promissory Note. The note has an 8% interest rate and a term of 9 month.

On March 9, 2015, the Company executed a $50,000 12% Convertible Promissory Note. The note has 12% interest rate and a term of 6 months.

On March 25, 2015, the Company executed and sold a $250,000 Convertible Promissory Note. The note has an 8% interest rate and for a term of 1 year. The company received $25,000 upon closing of the transaction.

 (d) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated April 14, 2014*
3.1	Amended and Restated Articles of Incorporation*
3.2	Certificate of Designations for the Series A Convertible Preferred Stock*
3.3	By-Laws**
10.1	2014 Stock Option Plan***
21.1	Subsidiaries***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed in the Company’s current report on Form 8-K dated April 14, 2014 and incorporated by reference herein.

** Filed in the Company’s S-1 Registration Statement dated January 8, 2013 and incorporated by reference herein.

*** Filed hereinto.

*      *       *

26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Apptigo International, Inc.

Date: May 7, 2015	By:	/s/ Casey Cordes
Casey Cordes, Chief Executive Officer

	By:	/s/ David Steinberg
David Steinberg, President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ David Steinberg	President, Principal Financial Officer,	May 7, 2015
Principal Accounting Officer, Director

/s/ Casey Cordes	Chief Executive Officer, Director	May 7, 2015

27