Form 10-K/A
period 2014-12-31
Apptigo International, Inc.
filed 2015-05-13
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, is being filed to include the Reports of Independent Registered Certified Public Accounting Firms (the “Reports”) that appear on pages F-1 and F-2, and other changes. The filing agent inadvertently filed the Form 10-K without the full consent of the Company and the auditor. As a result, the Reports had not yet been included in our Form 10-K as originally filed on May 7, 2015.

Significant changes occurred to the weighted average number of shares and corresponding net loss per share. Weighted average number of shares changed to 21,285,901 and $0.10 net loss per share. An additional change occurred in Note 5 regarding the number of options vested. The note was change to: On June 17, 2014, the Company granted 550,000 options to six employees for services. As of December 31, 2014, a total of 105,000 options have been vested. No options have been exercised and 180,000 options have been canceled due to termination of service contracts. As of December 31, 2014, a total of $200,531 share-based compensation was recorded.

No other changes have been made to the Form 10-K, this Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

For the reasons stated above, our net loss for the year ended December 31, 2014 was $2,080,621 or $0.10 per share compared to a net loss of $29,395, or $0.00 per share, during the year ended December 31, 2013.  The significant change is directly related to the reverse merger and forward stock split, research and development and derivative expenses.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Apptigo International, Inc.

We have audited the accompanying consolidated balance sheet of Apptigo International, Inc. as of December 31, 2014, and the related consolidated statements of operation, stockholders’ deficit, and cash flow for the year ended December 31, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apptigo International, Inc. as of December 31, 2014, and the results of its operation and its cash flow for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP

RBSM, LLP

May 13, 2015

Las Vegas, Nevada

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Apptigo International, Inc.

We have audited the accompanying consolidated balance sheet of Apptigo International, Inc. as of December 31, 2013, and the related consolidated statements of operation, stockholders’ deficit, and cash flow for the year ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apptigo International, Inc. as of December 31, 2013, and the results of its operation and its cash flow for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net loss from operation that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

April 16, 2014

Las Vegas, NV

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Consolidated Balance Sheet

	December 31,	December 31
	2014	2013
Assets
Cash	$9,513	$3,714
Prepaid expenses	–	6,000
Total current assets	9,513	9,714
Furniture and Fixtures net accumulated depreciation $4,019 and $0	45,702	–
Application design	–	92,500
Deposits	5,592	–
Total assets	$60,807	$102,214

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$36,987	$2,424
Payroll liabilities	29,925	–
Convertible debenture - related party - net of discount $4,411 and $0	16,408	–
Convertible debenture - net of discount $38,105 and $0	22,470	–
Derivative liability	324,826	–
Total current liabilities	430,616	2,424

Long term convertible debenture	100,556	–
Total liabilities	531,172	2,424

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 1,000,000 authorized 145,000 and 145,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1,450	1,450
Common stock, $0.001 par value: 100,000,000 authorized; 29,225,000 and 7,450,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	29,225	7,450
Common stock - unissued	1,033	–
Stock subscription receivable	–	(22,100)
Additional paid in capital	1,637,841	172,283
Accumulated deficit	(2,139,914)	(59,293)
Total stockholders' deficit	(470,365)	99,790
Total liability and stockholders' deficit	$60,807	$102,214

The accompanying notes are an integral part of these consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Consolidated Statement of Operations

Years Ended

	2014	2013
Revenue	$–	$–

Operating expenses
Selling, general and administrative expenses	887,236	29,395
Research and development expense	857,503	–
Depreciation expense	4,019	–
Total operating expenses	1,748,758	29,395

Loss from operation	(1,748,758)	(29,395)
Other income/expense
Interest expense - related party	(819)	–
Interest expense	(6,218)	–
Derivative expense	(324,826)	–
Loss before income tax	(2,080,621)	(29,395)
Provision for income tax	–	–
Net Loss	$(2,080,621)	$(29,395)

Net loss per share: basic and diluted	$(0.10)	$(0.00)

Weighted averages shares outstanding: basic and diluted.	21,285,901	7,450,000

The accompanying notes are an integral part of these consolidated financial statements.

Apptigo, Inc.

Statement of Stockholders' Deficit

	Preferred	Preferred	Common	Common		Common Stock -
	Stock	Stock	Stock	Stock		Unissued	Stock	Accumulated
	Shares	Amount	Shares	Amount	APIC	Amount	Subscription	Deficit	Total
December 31, 2012	–	$–	–	$–	$–	$–	$–	$–	$–
									–
Shares issued in connection with merger	145,000	1,450	7,450,000	7,450	172,283	–	(22,100)	–	159,083
									–
Net Loss	–	–	–	–	–	–	–	(29,293)	(29,293)
December 31, 2013	145,000	1,450	7,450,000	7,450	172,283	–	(22,100)	(29,293)	99,790
									–
Shares issued for cash	–	–	21,775,000	21,775	577,625	600	–	–	600,000
Purchase of intellectual property	–	–	–	–	643,600	400	–	–	644,000
Stock Options	–	–	–	–	200,531	–	–	–	200,531
Stock subscription receivable	–	–	–	–	–	–	22,100	–	22,100
Discount on Warrant and beneficial conversion feature	–	–	–	–	35,502	–	–	–	35,502
Stock to be issued for service	–	–	–	–	8,300	33	–	–	8,333
Net loss	–	–	–	–	–	–	–	(2,080,621)	(2,080,621)
December 31, 2014	145,000	$1,450	29,225,000	$29,225	$1,637,841	$1,033	$–	$(2,139,914)	$(470,365)

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

On June 17, 2014, the Company granted 550,000 options to six employees for services. As of December 31, 2014, a total of 105,000 options have been vested. No options have been exercised and 180,000 options have been canceled due to termination of service contracts. As of December 31, 2014, a total of $200,531 share-based compensation was recorded.

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

On June 17, 2014, the Company issued 550,000 options for service by six employees for stock based compensation in the amount of $200,531. As of December 31, 2014, 105,000 options have vested.

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

 (d) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated April 14, 2014*
3.1	Amended and Restated Articles of Incorporation*
3.2	Certificate of Designations for the Series A Convertible Preferred Stock*
3.3	By-Laws**
10.1	2014 Stock Option Plan***
21.1	Subsidiaries***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed in the Company’s current report on Form 8-K dated April 14, 2014 and incorporated by reference herein.

*** Filed herein.

*      *       *

26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Apptigo International, Inc.

Date: May 13, 2015	By:	/s/ Casey Cordes
Casey Cordes, Chief Executive Officer

	By:	/s/ David Steinberg
David Steinberg, President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ David Steinberg	President, Principal Financial Officer,	May 13, 2015
Principal Accounting Officer, Director

/s/ Casey Cordes	Chief Executive Officer, Director	May 13, 2015

27