Form 10-Q
period 2015-03-31
Apptigo International, Inc.
filed 2015-05-20
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________________ to ___________________

Commission File Number 333-186330

APPTIGO INTERNATIONAL, INC.
(Name of small business issuer in its charter)

NEVADA	99-0382426
(State of incorporation or organization)	(IRS Identification No.)

1801 SW 3rd Avenue, Suite 402
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
Yes ☐   No ☒

29,225,000 shares of the issuer’s common stock, $.001 par value, were outstanding at May 18, 2015.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31	December 31
	2015	2014
Assets
Cash	$2,060	$9,513
Due from related party	7,618	–
Total current assets	9,678	9,513
Furniture and Fixtures net accumulated depreciation $6,028 and $4,019	43,692	45,702
Deposits	5,592	5,592

Total assets	$58,962	$60,807

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$14,270	$36,987
Payroll liabilities	26,876	29,925
Convertible debenture - related party - net of discount $3,178 and $4,419	8,350	16,408
Convertible debenture - net of discount $103,963 and $38,105	95,749	22,470
Derivative liability	476,000	324,826
Total current liabilities	621,245	430,616

Long term convertible debenture	203,886	100,556
Total liabilities	825,131	531,172

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 1,000,000 authorized 145,000 and 145,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,450	1,450
Common stock, $0.001 par value: 100,000,000 authorized; 29,225,000 and 29,225,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	29,225	29,225
Common stock - unissued	1,033	1,033
Additional paid in capital	1,808,806	1,637,841
Accumulated deficit	(2,606,683)	(2,139,914)
Total stockholders' deficit	(766,169)	(470,365)
Total liability and stockholders' deficit	$58,962	$60,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Operations

(unaudited)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2015	2014
Revenue	$–	$–

Operating expenses
Selling, general and administrative expenses	260,255	6,762
Research and development expense	33,779	–
Depreciation expense	2,009	–
Total operating expenses	296,043	6,762

Loss from operation	(296,043)	(6,762)
Other income(expense)
Interest expense - related party	(709)	–
Interest expense	(18,843)	–
Derivative expense	(151,174)	–
Loss before income tax	(466,769)	(6,762)
Provision for income tax	–	–
Net Loss	$(466,769)	$(6,762)

Net loss per share: basic and diluted	$(0.02)	$(0.00)

Weighted averages shares outstanding: basic and diluted.	30,258,000	12,550,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(466,769)	$(6,762)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,009	–
Stock-based compensation	95,965	–
Changes in operating assets and liabilities
Accrued interest - related party	709	–
Accrued interest	18,843	–
Accounts payable and accrued liabilities	(22,717)	1,000
Payroll liabilities	(3,049)	–
Derivative Liability	151,174	–
Due from related party	(7,618)	4,000
Net cash used in operating activities	(231,453)	(1,762)

Cash flows from investing activities
Proceeds from loan from shareholder	–	1,500
Net cash provided by investing activities	–	1,500

Cash flow from financing activities
Repayment of convertible debenture - related party	(10,000)	–
Proceeds from convertible debenture	234,000	–
Net cash provided by financing activities	224,000	–

Net decrease in cash and cash equivalents	(7,453)	(262)
Cash and cash equivalents at beginning of period	9,513	2,776
Cash and cash equivalents at end of period	$2,060	$2,514
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $466,769 for the three months ended March 31, 2015. The Company has a net negative working capital of $611,567 as of March 31 2015.

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

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred for development are capitalized. Amortization is recorded over the estimated useful lives of the assets, generally, 5 years. For the three months ended March 31, 2015 the company expensed $33,779 compared to $0 for the three months ended March 31, 2014, for research and development.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for leasehold improvements is 15 years; 10 years for furniture and equipment; and 5 years for computer equipment. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. Depreciation and amortization expense on property and equipment was $2,009 and $0 for the three months ended March 31, 2015 and 2014, respectively.

2. INTANGIBLE PROPERTIES

On August 4, 2014, Apptigo entered into an Intellectual Property Purchase Agreement with the Company’s head designer and acquired certain intellectual property assets and rights used in connection with four games developed by him prior to his employment with the Company. The Company authorized to issue 400,000 shares of common stock as full consideration for the purchase of the assets. The closing stock price on August 4, 2014 was $1.61 per share resulting in a total price of $644,000. The total cost has been expensed. As of March 31, 2015, common shares have not been issued.

3. CONVERTIBLE DEBENTURES

On November 18, 2014 the Company entered into a 12% Secured Convertible Debenture with a related party. The debenture carries a one month term. The debenture was issued in the amount of $50,000. Upon maturity of the Note, the Company issued a promissory note in the amount of $55,000 to cover the balance of the note and included an Original Issue Discount (OID) of $5,000. The conversion feature of the note did not change. The new note has a term of one year.

	March 31, 2015	December 31, 2014
Convertible debenture	$20,000	$55,000
Original issue discount	(3,178)	(4,411)
Less: Payment	(10,000)	(35,000)
Accumulated interest	1,529	819
Convertible debenture, net of OID	$8,351	$16,408

On November 21, 2014 the Company entered into a 10% Secured Convertible Debenture. The debenture carries a one year term. The debenture was issued in the amount of $225,000. The company has receive one tranche from this convertible note in the amount of $60,000, which included $5,000 in fees and an OID of $5,000. The debenture has a conversion feature at a share price of 70% of the average of the three lowest closing prices in a 20 day period prior to the conversion. The Company recognized a discount on the note in relation to the warrants issued and a beneficial conversion feature. Interest expense on change in discount of the warrants and beneficial conversion amounted to $4,315 for the three months ended March 31, 2015.

	March 31, 2015	December 31, 2014
Convertible debenture	$60,000	$60,000
Discount – Warrant	(16,493)	(17,364)
Discount – beneficial conversion feature	(12,777)	(16,221)
Original issue discount	(3,288)	(4,520)
Accumulated interest	2,055	575
Convertible debenture, net of OID	$29,497	$22,470

On December 2, 2014 the Company entered into a 7% Secured Convertible Debenture. The debenture carries a three year term. The debenture was issued in the amount of $200,000. As of December 31, 2014 the Company has received $100,000. As of March 31, 2015, the Company has received full $200,000.

	March 31, 2015	December 31, 2014
Convertible debenture	$100,000	$100,000
Additional amount received	100,000	–
Accumulated interest	3,886	556
Convertible debenture, net of OID and BCF	$203,886	$100,556

On February 9, 2015, the Company executed a $59,000 Convertible Promissory Note. The note has an 8% interest rate and a term of 9 month.

March 31, 2015
Convertible debenture	$59,000
Accumulated interest	517
Convertible debenture	$59,517

On March 9, 2015, the Company executed a $50,000 12% Convertible Promissory Note. The note has 12% interest rate and a term of 6 months.

March 31, 2015
Convertible debenture	$50,000
Beneficial conversion feature	(43,855)
Accumulated interest	362
Convertible debenture, net of BCF	$6,507

On March 25, 2015, the Company executed and sold a $250,000 Convertible Promissory Note. The note has a 12% interest rate and for a term of 1 year. The company received $25,000 which includes an original issue discount of $2,778, upon closing of the transaction.

March 31, 2015
Convertible debenture	$27,778
Original issue discount	(2,755)
Beneficial conversion feature	(24,795)
Convertible debenture, net of OID and BCF	$228

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

	March 31, 2015	December 31, 2014
Risk-free interest rate at grant date	.25%	.25%
Expected stock price volatility	219%	139%
Expected dividend payout	–	–
Expected option in life-years	1	1.25

As of March 31, 2015, total derivative liability for this note is $16,504 and the gain in change of derivative liability for the three months ended March 31, 2015 was $163,161.

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

	March 31, 2015	December 31, 2014
Risk-free interest rate at grant date	1.59%	1.59%
Expected stock price volatility	219%	139%
Expected dividend payout	–	–
Expected option in life-years	2.75	3

As of March 31, 2015, total derivative liability for this note is $225,065 and the loss in change of derivative liability for the three months ended March 31, 2015 was $79,904.

The Company entered into a 12% Secured Convertible Debenture entered into on March 9, 2015, for a term of 6 months. The debenture is in the amount of $50,000. Conversion of the note is based on a comparison between the lesser of two variable conversion price. The conversion price of the outstanding balance is the lower of 45% of the lowest trading price for the previous 20 days at date of conversion or 45% of the lowest trading price for the previous 20 days before the date of the note.

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

March 31, 2015
Risk-free interest rate at grant date	.1%
Expected stock price volatility	219%
Expected dividend payout	–
Expected option in life-years	.5

As of March 31, 2015, total derivative liability for this note is $110,150 and the derivate expense for the note was $110,150.

The Company entered into a 12% Secured Convertible Debenture entered into on March 9, 2015, for a term of 2 years. The debenture is in the amount of $250,000 which includes a $25,000 original issue discount. At closing the company received $25,000 and an original issue discount of $2,778 for a total liability of $27,778. Conversion of the note is based on a comparison between a fixed conversion price and the lesser of the variable conversion price. The conversion price of the outstanding balance is the lower of $0.087 or 60% of the lowest trading price for the previous 25 days at date of conversion.

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

March 31, 2015
Risk-free interest rate at grant date	.59%
Expected stock price volatility	219%
Expected dividend payout	–
Expected option in life-years	2

As of March 31, 2015, total derivative liability for this note is $124,281 and the derivate expense for the note was $124,281.

5. WARRANT AND OPTION LIABILITY

As of March 31, 2015, these warrants include the following:

Warrants granted on November 18, 2014 in connection with the a 12% convertible debenture, the right to purchase up to 200,000 shares of the Company’s common stock with an original exercise price of $0.05.

Warrants granted in connection with the convertible debenture entered into on November 21, 2014, the investor has the right to purchase up to 282,575 shares of the Company’s common stock with an initial conversion price of $0.32. The warrants carry a provision for the adjustment based on the terms of the contract. Fair value was determined using the following variables: A discount based on the fair value of the warrants as of March 31, 2015 amounted to $16,493.

	Grant Date	March 31, 2015
Risk-free interest rate at grant date	1.63%	1.63%
Expected stock price volatility	139%	139%
Expected dividend payout	–	–
Expected option in life-years	5	4.88

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2014	282,575	$.21
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at March 31, 2015	282,575	$.21

On June 17, 2014, the Company granted 550,000 options to six employees for services. As of March 31, 2015, a total of 360,000 options have been vested. No options have been exercised and 180,000 options have been canceled due to termination of service contracts. For the three months ended March 31, 2015, a total of $95,965 share-based compensation was recorded.

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

On June 17, 2014, the Company issued 550,000 options for service by six employees for stock based compensation in the amount of $200,531. As of December 31, 2014, 105,000 options have vested. For the three months ended March 31, 2015 and additional 75,000 options have vested for a total of 180,000 vested, additional compensation expense for the three months ended March 31, 2015 totaled $95,965.

During the nine months ended September 30, 2014, the Company sold 22,375,000 shares of common stock pursuant to stock purchase agreements in the amount of $600,000. Of the 22,375,000 shares, 600,000 have not been issued as of March 31, 2015. In addition, the Company purchased Intellectual Property from the Company’s head designer for 400,000 shares of common stock at a price of $644,000. None of the 400,000 shares have been issued as of March 31, 2015.

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

7. RELATED PARTY TRANSACTIONS

On November 18, 2014 the Company entered into a 12% Secured Convertible Debenture with a related party. See note 3

8. SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of filing and there are no reportable events.

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

Results of Operations

Three Month Period Ended March 31, 2015 Compared to Three month Period Ended March 31, 2014

Selling, General and Administrative Expenses

During the three months ended March 31, 2015, we incurred $260,255 in general and administrative expenses compared to $6,762 in general and administrative expenses incurred during the three months ended March 31, 2014. General and administrative and professional fee expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased business activity in connection with the launch of our first mobile application and change in business.

Research and Development Costs

Research and development costs for the three months ended March 31, 2015 was $33,779 compared to $0 for the three months ended March 31, 2014. The company expenses costs associated with the planning and development of application programs.

Depreciation

Depreciation expense for the three months ended March 31, 2015 and 2014 totaled $2,009 and $0, respectively. The increase in depreciation was due to purchase of assets in connection with our new mobile application business.

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014, was $18,843 and $0, respectively. The interest expense was related to convertible debentures, see Note 3.

Interest expense related party for the three months ended March 31, 2015 and 2014, was $709 and $0 respective. The interest expense was related to a note payable from a significant shareholder.

Derivative Expense

Derivative expense for the three months ended March, 2015 and 2014 totaled $151,174 and $0, respectively. Derivate expense is in relation to convertible debentures entered into in March 2015, see Note 3.

Net Loss

For the reasons stated above, our net loss for the three months ended March 31, 2015 was $466,769 or $0.02 per share compared to a net loss of $6,762 or $0.00 per share, during the three months ended March 31, 2014.  The significant change is directly related to the reverse merger and forward stock split, research and development and derivative expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $2,060 and net negative working capital of $611,567. The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We anticipate that over the next 12 months we will require a minimum of $1-2 million to meet our cash flow requirements and accomplish our current business plan, including the re-launching and advertising of one or more of the Facebook games acquired in August 2014 and launching and advertising new games we are currently creating.

We intend to seek this additional funding from the sale of equity interests but have not determined the specific terms of any such offering. We currently have no agreements or arrangements in place for such financing. If we are unable to secure additional funding, we may be required to reduce our advertising plans or reduce the number of applications we develop or launch.

The accompanying financial statements have been prepared contemplating our continuation as a going concern. We reported a net loss of $466,769 for the three months ended March 31, 2015 and had an accumulated deficit of $2,606,683.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. During the three months ended March 31, 2015, our primary use of capital was for the development and testing of the SCORE mobile application, professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 15d-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 9, 2015, the Company executed a $59,000 Convertible Promissory Note. The note has an 8% interest rate and a term of 9 month.

On March 9, 2015, the Company executed a $50,000 12% Convertible Promissory Note. The note has 12% interest rate and a term of 6 months.

On March 25, 2015, the Company executed and sold a $250,000 Convertible Promissory Note. The note has an 8% interest rate and for a term of 1 year. The company received $25,000 which includes an original issue discount of $2,778, upon closing of the transaction.

These securities have been issued to accredited investors pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Apptigo International, Inc.

Date: May 20, 2015	By	/s/ Casey Cordes
Casey Cordes, Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2015	By	/s/ David Steinberg
David Steinberg, Treasurer
(Principal Financial Officer)

