Form 10-Q
period 2015-06-30
Apptigo International, Inc.
filed 2015-08-18
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐   No ☒

31,157,326 shares of the issuer’s common stock, $.001 par value, were outstanding at August 19, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Cash	$1,091	$9,513
Due from related party	–	–
Total current assets	1,091	9,513
Furniture and Fixtures net accumulated depreciation $8,037 and $4,019	41,683	45,702
Deposits	5,592	5,592

Total assets	$48,366	$60,807

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$45,751	$36,987
Payroll liabilities	80,312	29,925
Convertible debenture - related party - net of discount $1,931 and $4,419	9,965	16,408
Convertible debenture - net of discount $164,039 and $38,105	150,542	22,470
Derivative liability	1,222,535	324,826
Total current liabilities	1,509,105	430,616

Long term convertible debenture	211,980	100,556
Total liabilities	1,721,085	531,172

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 1,000,000 authorized 145,000 and 145,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,450	1,450
Common stock, $0.001 par value: 100,000,000 authorized; 30,846,076 and 29,225,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	30,845	29,225
Common stock - unissued	64,583	1,033
Additional paid in capital	2,018,865	1,637,841
Accumulated deficit	(3,788,462)	(2,139,914)
Total stockholders' deficit	(1,672,719)	(470,365)
Total liability and stockholders' deficit	$48,366	$60,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Operations

(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenue	$–	$–	$–	$–

Operating expenses
Selling, general and administrative expenses	354,938	190,335	600,574	196,529
Research and development expense	330	–	33,779	–
Depreciation expense	2,009	1,417	4,018	1,417
Total operating expenses	357,277	191,752	638,371	197,946

Loss from operation	(357,277)	(191,752)	(638,371)	(197,946)
Other income(expense)
Interest expense - related party	–	–	–	–
Interest expense	(79,353)	–	(96,855)	(2,100)
Derivative expense	(762,148)	–	(913,322)	–
Loss before income tax	(1,198,778)	(191,752)	(1,648,548)	(200,046)
Provision for income tax	–	–	–	–
Net Loss	$(1,198,778)	$(191,752)	$(1,648,548)	$(200,046)

Net loss per share: basic and diluted	$(0.04)	$(0.01)	$(0.01)	$(0.02)

Weighted averages shares outstanding: basic and diluted	30,609,345	24,330,769	157,906,569	12,300,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,648,548)	$(200,046)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,018	1,417
Stock-based compensation	157,779	–
Changes in operating assets and liabilities
Accrued interest - related party	–	–
Accrued interest	96,855	–
Accounts payable and accrued liabilities	8,765	36,869
Payroll liabilities	50,387	9,096
Prepaid expenses	–	408
Derivative Liability	913,322	–
Due from related party	–	–
Net cash used in operating activities	(417,422)	(152,256)

Cash flows from investing activities
Furniture and fixtures	–	(36,462)
Application design	–	(40,090)
Logo	–	(900)
Net cash provided by investing activities	–	(77,452)

Cash flow from financing activities
Repayment of convertible debenture - related party	(10,000)	–
Proceeds from convertible debenture	419,000	22,100
Proceeds from issuance of common stock	–	450,000
Net cash provided by financing activities	409,000	472,100

Net decrease in cash and cash equivalents	(8,422)	242,392
Cash and cash equivalents at beginning of period	9,513	3,714
Cash and cash equivalents at end of period	$1,091	$246,106
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Conversion of convertible debenture	$47,117	$–

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $1,648,548 for the six months ended June 30, 2015. The Company has a net negative working capital of $1,508,014 as of June 30 2015.

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

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred for development are capitalized. Amortization is recorded over the estimated useful lives of the assets, generally, 5 years. For the six months ended June 30, 2015 the company expensed $33,779 compared to $0 for the six months ended June 30, 2014, for research and development.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for leasehold improvements is 15 years; 10 years for furniture and equipment; and 5 years for computer equipment. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. Depreciation and amortization expense on property and equipment was $2,009 and $1,417 for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense on property and equipment was $4,018 and $1,417 for the six months ended June 30, 2015 and 2014, respectively.

2. INTANGIBLE PROPERTIES

On August 4, 2014, Apptigo entered into an Intellectual Property Purchase Agreement with the Company’s head designer and acquired certain intellectual property assets and rights used in connection with four games developed by him prior to his employment with the Company. The Company authorized to issue 400,000 shares of common stock as full consideration for the purchase of the assets. The closing stock price on August 4, 2014 was $1.61 per share resulting in a total price of $644,000. The total cost has been expensed. As of June 30, 2015, common shares have not been issued.

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

	June 30, 2015	December 31, 2014
Convertible debenture	$20,000	$55,000
Original issue discount	(1,931)	(4,411)
Less: Payment	(10,000)	(35,000)
Accumulated interest	1,896	819
Convertible debenture, net of OID	$9,965	$16,408

On November 21, 2014 the Company entered into a 10% Secured Convertible Debenture. The debenture carries a one year term. The debenture was issued in the amount of $225,000. The company has receive one tranche from this convertible note in the amount of $60,000, which included $5,000 in fees and an OID of $5,000. The debenture has a conversion feature at a share price of 70% of the average of the three lowest closing prices in a 20 day period prior to the conversion. The Company recognized a discount on the note in relation to the warrants issued and a beneficial conversion feature. Interest expense on change in beneficial conversion amounted to $6,925 for the six months ended June 30, 2015. As of June 30, 2015 the Company has converted $48,417 of the convertible note with 1,371,076 shares of common stock.

	June 30, 2015	December 31, 2014
Convertible debenture	$60,000	$60,000
Conversion of debt to common stock	(48,417)	–
Discount – Warrant	–	(17,364)
Discount – beneficial conversion feature	(9,296)	(16,221)
Original issue discount	(2,040)	(4,520)
Accumulated interest	3,860	575
Convertible debenture, net of OID	$4,107	$22,470

On December 2, 2014 the Company entered into a 7% Secured Convertible Debenture. The debenture carries a three year term. The debenture was issued in the amount of $200,000. As of December 31, 2014 the Company has received $100,000. As of June 30, 2015, the Company has received full $200,000.

	June 30, 2015	December 31, 2014
Convertible debenture	$100,000	$100,000
Additional amount received	100,000	–
Accumulated interest	7,444	556
Convertible debenture, net of OID and BCF	$207,444	$100,556

On February 9, 2015, the Company executed a $59,000 Convertible Promissory Note. The note has an 8% interest rate and a term of 9 month.

June 30, 2015
Convertible debenture	$59,000
Accumulated interest	1,704
Convertible debenture	$60,704

On March 9, 2015, the Company executed a $50,000 12% Convertible Promissory Note. The note has 12% interest rate and a term of 6 months.

June 30, 2015
Convertible debenture	$50,000
Beneficial conversion feature	(18,436)
Accumulated interest	1,868
Convertible debenture, net of BCF	$33,432

On March 25, 2015, the Company executed and sold a $250,000 Convertible Promissory Note. The note has a 12% interest rate and for a term of 1 year. The company received $25,000 which includes an original issue discount of $2,778, upon closing of the transaction.

June 30, 2015
Convertible debenture	$27,778
Original issue discount	(2,062)
Beneficial conversion feature	(21,678)
Accumulated interest	498
Convertible debenture, net of OID and BCF	$4,536

On May 20, 2015, the Company executed a $31,500 8% Convertible Promissory Note. The note has 8% interest rate and a term of 1 year.

June 30, 2015
Convertible debenture	$31,500
Beneficial conversion feature	(27,971)
Accumulated interest	283
Convertible debenture, net of BCF	$3,812

On May 21, 2015, the Company executed a $55,000 10% Convertible Promissory Note. The note has 10% interest rate and a term of nine months.

June 30, 2015
Convertible debenture	$55,000
Beneficial conversion feature	(44,340)
Accumulated interest	603
Convertible debenture, net of BCF	$11,263

On May 25, 2015, the Company executed a $55,000 10% Convertible Promissory Note. The note has 10% interest rate and a term of one year. The note has a 10% Original Issue Discount totaling $5,000.

June 30, 2015
Convertible debenture	$55,000
Original Issue Discount	(4,521)
Beneficial conversion feature	(30,339)
Accumulated interest	422
Convertible debenture, net of BCF	$20,562

On June 3, 2015, the Company executed a $43,500 8% Convertible Promissory Note. The note has 8% interest rate and a term of 1 year.

June 30, 2015
Convertible debenture	$43,500
Beneficial conversion feature	(27,097)
Accumulated interest	257
Convertible debenture, net of BCF	$16,651

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

	June 30, 2015	December 31, 2014
Risk-free interest rate at grant date	.25%	.25%
Expected stock price volatility	226%	139%
Expected dividend payout	–	–
Expected option in life-years	.75	1.25

As of June 30 2015, derivative liability for this note is $40,694 and the change of derivative liability for the six months ended June 30, 2015 was $138,971. An additional negative derivative liability for the warrants in connection with the note in the amount of $15,613. As of June 30, 2015 the net derivative liability totaled $25,081

The Company entered into a 7% Secured Convertible Debenture entered into on December 2, 2014, for a term of 3 years. The debenture is in the amount of $200,000 with funding to be received in two tranches of $100,000. Conversion of the note is based on a comparison between a fixed conversion price and the lesser of the variable conversion price. The conversion price of the outstanding balance is the lower of $0.15 or 40% of the 30 day trading average.

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

	June 30, 2015	December 31, 2014
Risk-free interest rate at grant date	1.59%	1.59%
Expected stock price volatility	226%	139%
Expected dividend payout	–	–
Expected option in life-years	2.50	3

As of June 30, 2015, total derivative liability for this note is $430,376 and the loss in change of derivative liability for the six months ended June 30, 2015 was $285,215.

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

June 30, 2015
Risk-free interest rate at grant date	.1%
Expected stock price volatility	226%
Expected dividend payout	–
Expected option in life-years	.25

As of June 30, 2015, total derivative liability for this note is $213,994 and the derivate expense for the note was $148,315 for the six months ended June 30, 2015.

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

June 30, 2015
Risk-free interest rate at grant date	.59%
Expected stock price volatility	226%
Expected dividend payout	–
Expected option in life-years	1.75

As of June 30, 2015, total derivative liability for this note is $148,315 and the derivate expense for the note was $148,315 for the six months ended June 30, 2015.

The Company entered into a 8% Secured Convertible Debenture entered into on May 20, 2015, for a term of 1 year. The debenture is in the amount of $31,500. The conversion price of the outstanding balance is the 55% of the lowest trading price for the previous 18 days at date of conversion.

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

June 30, 2015
Risk-free interest rate at grant date	.1%
Expected stock price volatility	226%
Expected dividend payout	–
Expected option in life-years	1.0

As of June 30, 2015, total derivative liability for this note is $130,726 and the derivate expense for the note was $130,726 for the six months ended June 30, 2015.

The Company entered into a 10% Secured Convertible Debenture entered into on May 21, 2015, for a term of 9 months. The debenture is in the amount of $55,000. The conversion price of the outstanding balance is 50% of the average of the two lowest trading price for the previous 25 days at date of conversion.

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

June 30, 2015
Risk-free interest rate at grant date	.1%
Expected stock price volatility	226%
Expected dividend payout	–
Expected option in life-years	.75

As of June 30, 2015, total derivative liability for this note is $101,978 and the derivate expense for the note was $101,978 for the six months ended June 30, 2015.

The Company entered into a 8% Secured Convertible Debenture entered into on May 25, 2015, for a term of 1 year. The debenture is in the amount of $50,000. The conversion price of the outstanding balance is 50% of the average of the three lowest trading price for the previous 20 days at date of conversion.

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

June 30, 2015
Risk-free interest rate at grant date	.1%
Expected stock price volatility	226%
Expected dividend payout	–
Expected option in life-years	1.0

As of June 30, 2015, total derivative liability for this note is $107,038 and the derivate expense for the note was $107,038 for the six months ended June 30, 2015.

The Company entered into a 8% Secured Convertible Debenture entered into on June 3, 2015, for a term of 9 months. The debenture is in the amount of $43,500. The conversion price of the outstanding balance is 51% of the average of the three lowest trading price for the previous 15 days at date of conversion.

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

June 30, 2015
Risk-free interest rate at grant date	.1%
Expected stock price volatility	226%
Expected dividend payout	–
Expected option in life-years	.75

As of June 30, 2015, total derivative liability for this note is $65,027 and the derivate expense for the note was $65,027 for the six months ended June 30, 2015.

5. WARRANT AND OPTION LIABILITY

As of June 30, 2015, these warrants include the following:

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

	Grant Date	June 30, 2015
Risk-free interest rate at grant date	1.63%	1.63%
Expected stock price volatility	139%	139%
Expected dividend payout	–	–
Expected option in life-years	5	4.88

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2014	282,575	$.21
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at June 30, 2015	282,575	$.21

On June 17, 2014, the Company granted 550,000 options to six employees for services. As of March 31, 2015, a total of 360,000 options have been vested. No options have been exercised and 180,000 options have been canceled due to termination of service contracts. For the three months ended June 30, 2015, a total of $61,814 share-based compensation for options was recorded.

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

The 3.5-for-1 forward stock split of the Company’s outstanding common shares became effective at the open of business on April 30, 2014. As a result of the forward stock split, the number of outstanding shares of common stock was increased from 8,250,000 to 29,225,000, and the 145,000 outstanding shares of Series A Convertible Preferred Stock will be convertible into 15,925,000 rather than 4,550,000 in the event of conversion.

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

2015

On May 26, 2015 the Company issued 431,831 shares of common stock for the conversion of debt in the amount of $25,593.

On June 23, 2015 the Company issued 300,000 shares of common stock to a consultant for the services totaling $5,000.

On June 26, 2015 the Company issued 889,245 shares of common stock for the conversion of debt in the amount of $22,824.

On June 26, 2015 the company issued 1,550,000 shares of restricted common stock to two employees and two consultants. As of June 30, 2015 the shares remain unissued.

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

7. RELATED PARTY TRANSACTIONS

On November 18, 2014 the Company entered into a 12% Secured Convertible Debenture with a related party. See note 3

8. SUBSEQUENT EVENTS

The Company filed an Information Statement is to inform the holders of record as of the close of business on August 8, 2015, of shares of the common stock with voting power of Apptigo International, Inc., that our Board of Directors and shareholders holding 17,150,000 shares of the Company’s common stock, , which represent approximately 51.8% of our voting power, by written consent in lieu of a meeting of shareholders, have approved the following actions:

To amend the Company’s articles of incorporation to increase the Company’s authorized shares of common stock from 100,000,000 shares of common stock, par value $0.001 per share, to 2,000,000,000 shares of common stock, par value $0.001 per share.

This action was approved on August 10, 2015 by our Board of Directors and shareholders holding 17,150,000 shares of Common Stock representing approximately 51.8% of the total 33,103,937 issued and outstanding shares of voting stock of the Company.  We anticipate an effective date as soon as possible but not less than 20 days from the date this Information Statement is first mailed to our shareholders.  A majority of our shareholders approved this action by written consent in lieu of a special meeting in accordance with the NRS.

On August 10, 2015, Apptigo International, Inc. (the “Company”) and The Vantage Group, Ltd. (“Holder”) entered into an Exchange Agreement. Under the terms of the Exchange Agreement the Holder, who was the owner of a 145,000 shares of the Company’s Series A Convertible Preferred stock (the “Preferred Shares”), exchanged the Preferred Shares for a 10% Convertible Debenture (the “Debenture”) in the amount of $809,205. The principal amount of the Debenture represented the principal price paid for the Preferred Shares and any dividends which the Holder was entitled under the terms of the Preferred Shares.

The Debenture shall be due and payable on August 1, 2016 and bears interest at the initial rate of 10.0% per annum. The Conversion Price shall be 45% of the lowest closing price of the Common Stock of the Company for the 10 trading days immediately preceding the Conversion Date. Any time after the sale of the securities issued upon conversion, the Holder may deliver to the Company a reconciliation statement showing the proceeds actually received by the Holder from the sale of the conversion shares. If the Holder has not realized the then proceeds from the sale of conversion shares equal to at least the share value, any short-fall shall be paid in additional conversion shares to the Holder.

The number of shares to be issued upon conversion shall have an anti-dilutive protection for stock splits, stock dividends, and in addition, below conversion price issuances of Company securities.

The Debenture contains certain negative covenants including, but not limited to, the ability of the Company to (i) issue subsequent additional indebtedness, (ii) grant liens other than permitted liens, and (iii) amend the Company’s articles of incorporation or bylaws in any manner that materially and adversely affects the right of the Holder.

Events of default include, but are not limited to (i) failure to pay principal and interest, (ii) failure to issue shares of common stock to the Holder upon conversion, (iii) bankruptcy, (iv) default of other existing indebtedness in an amount exceeding $50,000, and (v) failure to comply with Securities and Exchange Act of 1934.

The exchange and the issuance of the Debenture relied on exemptions provided by Sections 3(a)(9) and Section 4(a)(2) of the Securities Act of 1933.

The foregoing description of the Exchange Agreement and the Debenture are qualified in their entirety by reference to such Exchange Agreement and Debenture which are filed as Exhibits 10.1 and 10.2 to this Form 10-Q and incorporated herein by reference.

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

Results of Operations

Three Month Period Ended June 30, 2015 Compared to the Three month Period Ended June 30, 2014

Selling, General and Administrative Expenses.

During the three months ended June 30, 2015, we incurred $354,938 in general and administrative expenses compared to $190,335 in general and administrative expenses incurred during the three months ended June 30, 2014. General and administrative and professional fee expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased business activity in connection with the launch of our first mobile application and change in business.

Research and Development Costs

Research and development costs for the three months ended June 30, 2015 was $330 compared to $0 for the three months ended June 30, 2014. The company expenses costs associated with the planning and development of application programs.

Depreciation

Depreciation expense for the three months ended June 30, 2015 and 2014 totaled $2,009 and $1,417, respectively. The increase in depreciation was due to purchase of assets in connection with our new mobile application business.

Interest Expense.

Interest expense for the three months ended June 30, 2015 and 2014, was $79,353 and $0, respectively. The interest expense was related to convertible debentures, see Note 4.

Derivative Expense

Derivative expense for the three months ended June 30, 2015 and 2014 totaled $762,148 and $0, respectively. Derivate expense is in relation to convertible debentures, see Note 4.

Net Loss.

For the reasons stated above, our net loss for the three months ended June 30, 2015 was $1,198,778 or $0.04 per share compared to a net loss of $191,752 or $0.01 per share, during the three months ended June 30, 2014.  The significant change is directly related to the reverse merger and forward stock split, research and development and derivative expenses.

Six Month Period Ended June 30, 2015 Compared to the Six month Period Ended June 30, 2014

Selling, General and Administrative Expenses.

During the three months ended June 30, 2015, we incurred $1,648,548 in general and administrative expenses compared to $200,046 in general and administrative expenses incurred during the six months ended June 30, 2014. General and administrative and professional fee expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased business activity in connection with the launch of our first mobile application and change in business.

Research and Development Costs

Research and development costs for the six months ended June 30, 2015 was $33,779 compared to $0 for the six months ended June 30, 2014. The company expenses costs associated with the planning and development of application programs.

Depreciation

Depreciation expense for the six months ended June 30, 2015 and 2014 totaled $4,018 and $1,417, respectively. The increase in depreciation was due to purchase of assets in connection with our new mobile application business.

Interest Expense.

Interest expense for the six months ended June 30, 2015 and 2014, was $96,855 and $0, respectively. The interest expense was related to convertible debentures, see Note 4.

Derivative Expense

Derivative expense for the six months ended June 30, 2015 and 2014 totaled $913,322 and $0, respectively. Derivate expense is in relation to convertible debentures, see Note 4.

Net Loss.

For the reasons stated above, our net loss for the six months ended June 30, 2015 was $1,648,548 or $0.01 per share compared to a net loss of $200,046 or $0.02 per share, during the six months ended June 30, 2014.  The significant change is directly related to the reverse merger and forward stock split, research and development and derivative expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $1,091 and net negative working capital of $1,508,014. The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We anticipate that over the next 12 months we will require a minimum of $1-2 million to meet our cash flow requirements and accomplish our current business plan, including the re-launching and advertising of one or more of the Facebook games acquired in August 2014 and launching and advertising new games we are currently creating.

We intend to seek this additional funding from the sale of equity interests but have not determined the specific terms of any such offering. We currently have no agreements or arrangements in place for such financing. If we are unable to secure additional funding, we may be required to reduce our advertising plans or reduce the number of applications we develop or launch.

The accompanying financial statements have been prepared contemplating our continuation as a going concern. We reported a net loss of $1,648,548 for the six months ended June 30, 2015 and had an accumulated deficit of $1,672,719.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. During the six months ended June 30, 2015, our primary use of capital was for the development and testing of the SCORE mobile application, professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 20, 2015, the Company executed a $31,500 8% Convertible Promissory Note. The note has 8% interest rate and a term of 1 year.

On May 21, 2015, the Company executed a $55,000 10% Convertible Promissory Note. The note has 10% interest rate and a term of nine months.

On May 25, 2015, the Company executed a $55,000 10% Convertible Promissory Note. The note has 10% interest rate and a term of one year. The note has a 10% Original Issue Discount totaling $5,000.

On June 3, 2015, the Company executed a $43,500 8% Convertible Promissory Note. The note has 8% interest rate and a term of 1 year.

On August 10, 2015 the Company executed a $50,000 10% Convertible Promissory Note. The note has a 10% interest rate and a term of 1 year.

These securities have been issued to accredited investors pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Exchange Agreement between the Company and The Vantage Group, Ltd, dated August 10, 2015
10.2	Convertible Note Agreement between the Company and The Vantage Group, Ltd, dated August 10, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
Convertible Note Agreement
Exchange Agreement
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Apptigo International, Inc.

Date: August 17, 2015	By	/s/ Casey Cordes
Casey Cordes, Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2015	By	/s/ David Steinberg
David Steinberg, Treasurer
(Principal Financial Officer)

