Form 10-Q/A
period 2014-03-31
Apptigo International, Inc.
filed 2015-10-19
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-186330

APPTIGO INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	99-0382426
(State or other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

1801 SW 3rd Avenue, Suite 402, Miami, FL	33129
(Address or Principal Executive Offices)	(Zip Code)

(844) 277-8446

(Telephone Number, Including Area Code)

None

(Former name, former address or former fiscal year, if changed since last report)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Apptigo International, Inc. for the quarterly period ended March 31, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2014, for the sole purpose to clarify that the Company was not a shell at the date of filing the 10-Q.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

2

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

Apptigo International, Inc.

Date: October 19, 2015	By:	/s/ Casey Cordes
Casey Cordes, Chief Executive Officer
(Principal Executive Officer)

Date: October 19, 2015	By:	/s/ David Steinberg
David Steinberg, Treasurer
(Principal Financial Officer)

