Form 10-Q
period 2015-09-30
Apptigo International, Inc.
filed 2015-12-22
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________________ to ___________________

Commission File Number 000-55375

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
Yes ☐   No ☒

126,903,965 shares of the issuer’s common stock, $.001 par value, were outstanding at December 22, 2015.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Balance Sheets

	September 30	December 31
	2015	2014
	unaudited
Assets
Cash	$6,537	$9,513
Total current assets	6,537	9,513

Furniture and Fixtures net accumulated depreciation $10,046 and $4,019	39,675	45,702
Deposits	5,592	5,592
Total assets	$51,804	$60,807

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$54,391	$36,987
Payroll liabilities	127,510	29,925
Convertible debenture - related party, net of discount $833,677 and $4,411	138,081	16,408
Convertible debenture - current portion, net of discount $102,331 and $38,105	244,466	22,470
Derivative liability - current portion	1,557,678	324,826
Total current liabilities	2,122,126	430,616

Convertible debenture - long term, net of discount $140,882	96,792	100,556
Derivative liability - long term	177,841	–
Total liabilities	2,396,759	531,172

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized 0 and 145,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	–	1,450
Common stock, $0.001 par value: 2,000,000,000 authorized; 40,337,105 and 29,225,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	40,337	29,225
Common stock payable	64,583	1,033
Additional paid in capital	1,093,463	1,637,841
Accumulated deficit	(3,543,338)	(2,139,914)
Total stockholders' deficit	(2,344,955)	(470,365)
Total liability and stockholders' deficit	$51,804	$60,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statements of Operations

(unaudited)

	For the	For the	For the	For the
	three months	three months	nine month	nine month
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenue	$–	$–	$–	$–

Operating expenses
Selling, general and administrative expenses	211,205	263,948	651,874	460,477
Stock based compensation	77,527	253,264	218,625	253,264
Research and development expense	7	–	34,116	–
Depreciation expense	2,009	1,923	6,027	3,340
Total operating expenses	290,748	519,135	910,642	717,081

Loss from operations	(290,748)	(519,135)	(910,642)	(717,081)
Other expense
Interest expense - related party	(138,082)	–	(138,082)	–
Interest expense	(171,182)	–	(360,710)	(2,100)
Change in derivatives	(138,775)	–	6,010	–
Loss before income tax	(738,787)	(519,135)	(1,403,424)	(719,181)
Provision for income tax	–	–	–	–
Net Loss	$(738,787)	$(519,135)	$(1,403,424)	$(719,181)

Net loss per share: basic	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Net loss per share: diluted	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Weighted averages shares outstanding: basic	33,174,164	29,525,000	30,628,552	18,025,000

Weighted averages shares outstanding: diluted	768,406,159	32,698,718	765,860,547	21,198,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,403,424)	$(719,181)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,027	3,340
Amortization of loan discount	507,814	–
Change in derivative liability	(6,010)	–
Stock-based compensation	218,625	253,264
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	17,407	21,712
Payroll liabilities	97,585	–
Prepaid expenses	–	6,000
Deposits	–	(5,592)
Net cash used in operating activities	(561,976)	(440,457)

Cash flows from investing activities
Furniture and fixtures	–	(46,229)
Application design	–	(87,557)
Net cash used in investing activities	–	(133,786)

Cash flow from financing activities
Repayment of convertible debenture - related party	(10,000)	–
Convertible note - related party	150,000	–
Proceeds from convertible debenture	419,000	–
Proceeds from issuance of common stock	–	622,100
Net cash provided by financing activities	559,000	622,100

Net change in cash and cash equivalents	(2,976)	47,857
Cash and cash equivalents at beginning of period	9,513	3,714
Cash and cash equivalents at end of period	$6,537	$51,571
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest		$–
Cash paid for income taxes	$–	$–

Conversion of convertible debenture	$127,633	$–
Common stock issued for intangible property	$–	$644,000
Convertible note - related party exchange for preferred shares	$809,205	$–

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2015, and the results of operations and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying financial statements have been prepared contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $1,403,424 for the nine months ended September 30, 2015 and had an accumulated deficit of $3,543,338. The Company has a net negative working capital of $2,115,589 as of September 30 2015.

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

We will need additional investments in order to continue operations. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

The trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, we may incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

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

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Derivative Liability - Current	$–	$–	$1,557,678	$1,557,678
Derivative Liability - long term	–	–	177,841	177,841
Total	$–	$–	$1,735,519	$1,735,519

Derivative liability - current for convertible note for the nine months ended September 30, 2015 is $1,557,678, compared to $324,826 as of December 31, 2014. Derivative Liability – long term for convertible notes for the nine months ended September 30, 2015 is $177,841, compared to $0 as of December 31, 2014.

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

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred for development are capitalized. Amortization is recorded over the estimated useful lives of the assets, generally, 5 years. For the nine months ended September 30, 2015 and 2014, the company expensed $34,116 compared to $0 for the nine months ended September 30, 2014, for research and development. For the three months ended September 30, 2015 and 2014, the company expensed $7 compared to $0 for the three months ended September 30, 2014, for research and development.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Net Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the "if converted" method

Management Estimates

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for leasehold improvements is 15 years; 10 years for furniture and equipment; and 5 years for computer equipment. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. Depreciation and amortization expense on property and equipment was $2,009 and $1,923 for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense on property and equipment was $6,027 and $3,340 for the nine months ended September 30, 2015 and 2014, respectively.

2. INTANGIBLE PROPERTIES

On August 4, 2014, Apptigo entered into an Intellectual Property Purchase Agreement with the Company’s head designer and acquired certain intellectual property assets and rights used in connection with four games developed by him prior to his employment with the Company. The Company authorized to issue 400,000 shares of common stock as full consideration for the purchase of the assets. The closing stock price on August 4, 2014 was $1.61 per share resulting in a total price of $644,000. The total cost has been expensed. As of September 30, 2015, the transaction has been recorded as stock payable.

3. CONVERTIBLE DEBENTURES

On November 18, 2014 the Company entered into a 12% Secured Convertible Debenture with a related party. The debenture carries a one month term. The debenture was issued in the amount of $50,000. Upon maturity of the Note, the Company issued a promissory note in the amount of $55,000 to cover the balance of the note and included an Original Issue Discount (OID) of $5,000. The conversion feature of the note did not change. The new note has a term of one year. This note was paid off on September 17, 2015 with funds received from a new note. See below for additional information.

	September 30, 2015	December 31, 2014
Convertible debenture	$20,000	$55,000
Original issue discount	–	(4,411)
Less: Payment	(22,244)	(35,000)
Accumulated interest	2,244	819
Convertible debenture, net of OID	$–	$16,408

On November 21, 2014 the Company entered into a 10% Secured Convertible Debenture. The debenture carries a fifteen month term. The debenture was issued in the amount of $225,000. The company has receive one tranche from this convertible note in the amount of $60,000, which included $5,000 in fees and an OID of $5,000. The debenture has a conversion feature at a share price of 70% of the average of the three lowest closing prices in a 20 day period prior to the conversion. The debenture has a true up feature in the note which permits the note holder to acquire additional shares after a conversion, in the event the proceeds from the sale of the shares is not equal to or greater than the value of the shares on the date of conversion. During the nine months ended September 30, 2015 the company expensed $38,559 as interest expense in relation to true up valuation. As of September 30, 2015, the Company has converted $79,548 of the convertible note with 5,692,687 shares of common stock.

	September 30, 2015	December 31, 2014
Convertible debenture	$60,000	$60,000
Conversion of debt to common stock	(79,548)
Discount – Warrant	–	(17,364)
Discount	–	(16,221)
Original issue discount	–	(4,520)
Accumulated interest	43,268	575
Convertible debenture, net of OID	$23,720	$22,470

On December 2, 2014 the Company entered into a 7% Secured Convertible Debenture. The debenture carries a three year term. The debenture was issued in the amount of $200,000. As of December 31, 2014 the Company has received $100,000. As of September 30, 2015, the Company has received $200,000 in total.

	September 30, 2015	December 31,2014
Convertible debenture	$100,000	$100,000
Additional amount received	100,000	–
Discount	(119,857)	–
Accumulated interest	11,104	556
Convertible debenture, net of OID and discount	$91,247	$100,556

On February 9, 2015, the Company executed a $59,000 Secured Convertible Promissory Note. The note has an 8% interest rate and a term of 9 months. During the nine months ended September 30, 2015, the company converted $12,904 of the convertible debt for 3,108,168 shares of common stock. There was additional interest as a default on the note in the amount of $29,500

September 30, 2015
Convertible debenture	$59,000
Discount	(214)
Conversion of debt to common stock	(12,904)
Accumulated interest	32,936
Convertible debenture net of discount	$78,818

On March 9, 2015, the Company executed a $50,000 12% Secured Convertible Promissory Note. The note has a 12% interest rate and a term of 6 months.

September 30, 2015
Convertible debenture	$50,000
Accumulated interest	3,437
Convertible debenture	$53,437

On March 25, 2015, the Company executed and sold a $250,000 Secured Convertible Promissory Note. The note has a 12% interest rate and for a term of 1 year. The company received $25,000 which includes an original issue discount of $2,778, upon closing of the transaction. During the nine months ended September 30, 2015, the company converted $2,220 of the convertible debt for 1,000,000 shares of common stock.

September 30, 2015
Convertible debenture	$27,778
issue discount	(1,363)
Conversion of debt to common stock	(2,220)
Discount	(19,662)
Accumulated interest	1,012
Convertible debenture, net of OID and discount	$5,545

On May 20, 2015, the Company executed a $31,500 8% Secured Convertible Promissory Note. The note has an 8% interest rate and a term of 1 year.

September 30, 2015
Convertible debenture	$31,500
Discount	(24,469)
Accumulated interest	924
Convertible debenture, net of discount	$7,955

On May 21, 2015, the Company executed a $55,000 10% Secured Convertible Promissory Note. The note has a 10% interest rate and a term of nine months.

September 30, 2015
Convertible debenture	$55,000
Discount	(26,087)
Accumulated interest	2,004
Convertible debenture, net of discount	$30,917

On May 25, 2015, the Company executed a $55,000 10% Secured Convertible Promissory Note. The note has a 10% interest rate and a term of one year. The note has a 10% Original Issue Discount totaling $5,000.

September 30, 2015
Convertible debenture	$55,000
Issue Discount	(4,521)
Discount	(32,055)
Accumulated interest	1,539
Convertible debenture, net of discount	$19,963

On June 3, 2015, the Company executed a $43,500 8% Secured Convertible Promissory Note. The note has an 8% interest rate and a term of 1 year.

September 30, 2015
Convertible debenture	$43,500
Discount	(14,985)
Accumulated interest	1,140
Convertible debenture, net of discount	$29,655

On August 3, 2015 the Company executed an $809,235 10% Secured Convertible Debenture in exchange for 145,000 shares of Preferred Stock. The note has a 10% interest rate and a term of one year.

September 30, 2015
Convertible debenture	$809,205
Discount	(696,138)
Accumulated interest	11,307
Convertible debenture, net of discount	$124,374

On August 10, 2015, the Company entered into a 10% Convertible Debenture. The note has a 10% interest rate and a term of one year. Additionally the company entered into two additional notes in September with the same party and under the same terms as the note on August 10, 2015. Funds from the third payment in the amount of $12,244 was used to satisfy the note on November 18, 2014.

September 30, 2015
Convertible debenture	$150,000
Discount	(137,539)
Accumulated interest	1,247
Convertible debenture, net of discount	$13,708

4. DERIVATIVE LIABILITY

In connection with Secured Convertible Debentures, the convertible debentures, contain ratchet provisions regarding the conversion of debt into shares.

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

Conversion of the note is based on a comparison between a fixed conversion price and the lesser of the variable conversion price. The conversion of outstanding debt to shares of common stock is based on the market capitalization of the company’s common stock. The conversion price of the outstanding balance is fixed at $0.25 unless the market of capitalization of the company is less than $3,000,000. In the event the market capitalization is less than $3,000,000, the conversion factor is 70% of the three lowest closing prices in a the previous 20 trading days. The convertible debenture also includes a “True up” feature, whereas the conversion price is recalculated 20 trading days after the conversion. If the conversion amount on the true up date is less than the conversion amount on the previous conversion, then additional shares would be issued as if the true up conversion amount was applicable on the original conversion.

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

	September 30, 2015	December 31, 2014
Risk-free interest rate at grant date	.08%	.25%
Expected stock price volatility	129%	139%
Expected dividend payout	–	–
Expected option in life-years	.50	1.25

As of September 30 2015, derivative liability for this note is $11,182 and the change of derivative liability for the nine months ended September 30, 2015 was $37,927. An additional derivative liability for the warrants in connection with the note in the amount of $26,041. As of September 30, 2015 the net derivative liability totaled $37,223

The Company entered into a 7% Secured Convertible Debenture entered into on December 2, 2014, for a term of 3 years. The debenture is in the amount of $200,000 with funding to be received in two tranches of $100,000. Conversion of the note is based on a comparison between a fixed conversion price and the lesser of the variable conversion price. The conversion price of the outstanding balance is the lower of $0.15 or 40% of the 30 day trading average.

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

	September 30, 2015	December 31, 2014
Risk-free interest rate at grant date	.64%	1.59%
Expected stock price volatility	213%	139%
Expected dividend payout	–	–
Expected option in life-years	2.25	3

As of September 30, 2015, total derivative liability for this note is $150,341 and the loss in change of derivative liability for the nine months ended September 30, 2015 was $65,663.

The Company entered into a 12% Secured Convertible Debenture entered into on February 9, 2015, for a term of 9 months. The debenture is in the amount of $59,000. The conversion price for the amount to be converted of 52% of the average of the three lowest trading price for the previous 10 days at date of conversion,

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative expense for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

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

September 30, 2015
Risk-free interest rate at grant date	.64%
Expected stock price volatility	142%
Expected dividend payout	–
Expected option in life-years	.15

As of September 30, 2015, total derivative liability for this note is $76,996 and the derivative expense for the note was $76,996 for the nine months ended September 30, 2015.

The Company entered into a 12% Secured Convertible Debenture entered into on March 9, 2015, for a term of 6 months. The debenture is in the amount of $50,000. Conversion of the note is based on a comparison between the lesser of two variable conversion prices. The conversion price of the outstanding balance is the lower of 45% of the lowest trading price for the previous 20 days at date of conversion or 45% of the lowest trading price for the previous 20 days before the date of the note.

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

September 30, 2015
Risk-free interest rate at grant date	.08%
Expected stock price volatility	149%
Expected dividend payout	–
Expected option in life-years	.25

As of September 30, 2015, total derivative liability for this note is $29,537 and the derivative expense for the note was $29,537 for the nine months ended September 30, 2015.

The Company entered into a 12% Secured Convertible Debenture entered into on March 25, 2015, for a term of 2 years. The debenture is in the amount of $250,000 which includes a $25,000 original issue discount. At closing the company received $25,000 and an original issue discount of $2,778 for a total liability of $27,778. Conversion of the note is based on a comparison between a fixed conversion price and the lesser of the variable conversion price. The conversion price of the outstanding balance is the lower of $0.087 or 60% of the lowest trading price for the previous 25 days at date of conversion.

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

September 30, 2015
Risk-free interest rate at grant date	.64%
Expected stock price volatility	212%
Expected dividend payout	–
Expected option in life-years	1.5

As of September 30, 2015, total derivative liability for this note is $27,500 and the derivative expense for the note was $27,500 for the nine months ended September 30, 2015.

The Company entered into an 8% Secured Convertible Debenture on May 20, 2015, for a term of 1 year. The debenture is in the amount of $31,500. The conversion price of the outstanding balance is the 55% of the lowest trading price for the previous 18 days at date of conversion.

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

September 30, 2015
Risk-free interest rate at grant date	.08%
Expected stock price volatility	153%
Expected dividend payout	–
Expected option in life-years	.75

As of September 30, 2015, total derivative liability for this note is $25,179 and the derivative expense for the note was $25,179 for the nine months ended September 30, 2015.

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

September 30, 2015
Risk-free interest rate at grant date	.08%
Expected stock price volatility	127%
Expected dividend payout	–
Expected option in life-years	.5

As of September 30, 2015, total derivative liability for this note is $41,217 and the derivative expense for the note was $41,217 for the nine months ended September 30, 2015.

The Company entered into an 10% Secured Convertible Debenture entered into on May 25, 2015, for a term of 1 year. The debenture is in the amount of $55,000. The conversion price of the outstanding balance is 50% of the average of the three lowest trading price for the previous 20 days at date of conversion.

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

September 30, 2015
Risk-free interest rate at grant date	.08%
Expected stock price volatility	152%
Expected dividend payout	–
Expected option in life-years	.64

As of September 30, 2015, total derivative liability for this note is $48,061 and the derivative expense for the note was $48,061 for the nine months ended September 30, 2015.

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

September 30, 2015
Risk-free interest rate at grant date	.08%
Expected stock price volatility	130%
Expected dividend payout	–
Expected option in life-years	.43

As of September 30, 2015, total derivative liability for this note is $30,378 and the derivative expense for the note was $30,378 for the nine months ended September 30, 2015.

The Company entered into a 10% Secured Convertible Debentures entered into in August and September 2015, for a term of 1 year. The debenture is in the amount of $150,000. The conversion price of the outstanding balance is 40% of the lowest trading price for the previous 10 days at date of conversion.

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

September 30, 2015
Risk-free interest rate at grant date	.33%
Expected stock price volatility	218%
Expected dividend payout	–
Expected option in life-years	1.0

As of September 30, 2015, total derivative liability for this note is $225,177 and the derivative expense for the note was $225,177 for the nine months ended September 30, 2015.

The Company entered into an Exchange Agreement on August 10, 2015. Under the terms of the Exchange Agreement the Holder, who was the owner of 145,000 shares of the Company’s Series A Convertible Preferred stock, exchanged the Preferred Shares for a 10% Convertible Debenture in the amount of $809,205. The conversion price of the outstanding balance is 45% of the lowest trading price for the previous 10 days at date of conversion.

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

September 30, 2015
Risk-free interest rate at grant date	.33%
Expected stock price volatility	218%
Expected dividend payout	–
Expected option in life-years	.80

As of September 30, 2015, total derivative liability for this note is $1,043,910 and the derivate expense for the note was $1,043,910 for the nine months ended September 30, 2015.

5. WARRANT AND OPTION LIABILITY

As of September 30, 2015, these warrants include the following:

Warrants granted on November 18, 2014 in connection with a 12% secured convertible debenture, the right to purchase up to 200,000 shares of the Company’s common stock with an original exercise price of $0.05.

In accordance with warrants granted in connection with the convertible debenture entered into on November 21, 2014, the investor has the right to purchase up to 10,714,286 shares of the Company’s common stock with an conversion price of $0.002 as of September 30, 2015. The warrants carry a provision for the adjustment based on the terms of the contract. Fair value was determined using the following variables: A derivative liability based on the fair value of the warrants as of September 30, 2015 amounted to $26,041.

	Grant Date	September 30, 2015
Risk-free interest rate at grant date	1.63%	1.63
Expected stock price volatility	139%	139
Expected dividend payout	–	–
Expected option in life-years	5	4.25

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2014	10,714,286	$.002
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Outstanding at September 30, 2015	10,714,286	$.002

On June 17, 2014, the Company granted 550,000 options to six employees for services. As of March 31, 2015, a total of 360,000 options have been vested. No options have been exercised and 280,000 options have been canceled due to termination of service contracts. Stock based compensation for the three months ended September 30 2015 and 2014, amounted to $77,527 and $253,264, respectively. Stock based compensation for the nine months ended September 30 2015 and 2014, amounted to $218,625 and $253,264, respectively.

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

In May 2014, the Company entered into an agreement for services which included the issuance of 50,000 shares of common stock. As of September 30, 2014 the transaction is recorded as stock payable.

On June 17, 2014, the Company issued 550,000 options for service by six employees. As of September 30, 2015 360,000 options have vested.

During the nine months ended September 30, 2014, the Company sold 22,375,000 shares of common stock pursuant to stock purchase agreements in the amount of $600,000. Of the 22,375,000 shares, 600,000 are recorded as stock payable as of September 30, 2015. In addition, the Company purchased Intellectual Property from the Company’s head designer for 400,000 shares of common stock at a price of $644,000. This transaction has been recorded as stock payable as of September 30, 2015.

During the nine months ended September 30, 2014, the Company received $22,100 from subscriptions receivable.

The Company issued warrants in connection with convertible debentures as described in Note 5.

20

2015

On May 26, 2015 the Company issued 431,831 shares of common stock for the conversion of debt in the amount of $25,593.

On June 23, 2015 the Company issued 300,000 shares of common stock to a consultant for the services totaling $10,800.

On June 26, 2015 the Company issued 889,245 shares of common stock for the conversion of debt in the amount of $22,824.

On June 26, 2015 the Company issued 1,550,000 shares of restricted common stock to two employees and two consultants.

On July 1, 2015, the Company issued 700,000 shares of common stock to a consultant in the amount of $17,500.

On July 10, 2015, the Company issued 11,250 shares of common stock to a consultant in the amount of $563.

On July 26, 2015, the Company issued 1,246,611 shares of common stock for conversion of debt in the amount of $22,747.

On July 31, 2015, the Company issued 300,000 shares of common stock to a consultant in the amount of $7,500.

On August 17, 2015, the Company issued 1,554,464 shares of common stock for conversion of debt in the amount of $8,705.

On August 18, 2015, the Company issued 1,553,704 shares of common stock for conversion of debt in the amount of $4,199.

On September 25, 2015, the Company issued 1,000,000 shares of common stock for conversion of debt in the amount of $2,220.

On September 25, 2015, the Company issued 3,125,000 shares of common stock for conversion of debt in the amount of $8,384.

Preferred Stock

On April 17, 2014, the Company filed Amended and Restated Articles of Incorporation with the state of Nevada, authorizing 10,000,000 shares of preferred stock with a par value of $0.001.

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

On August 10, 2015, Apptigo International, Inc. (the “Company”) and The Vantage Group, Ltd. (“Holder”) entered into an Exchange Agreement. Under the terms of the Exchange Agreement the Holder, who was the owner of 145,000 shares of the Company’s Series A Convertible Preferred stock (the “Preferred Shares”), exchanged the Preferred Shares for a 10% Convertible Debenture (the “Debenture”) in the amount of $809,205. The principal amount of the Debenture represented the principal price paid for the Preferred Shares and any dividends which the Holder was entitled under the terms of the Preferred Shares.

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

7. RELATED PARTY TRANSACTIONS

On November 18, 2014 the Company entered into a 12% Secured Convertible Debenture with a related party. The note was paid off in September 2015. See Note 3

A 10% Secured Convertible Debenture was issued in the amount of 150,000 with a related party. See Note 3

The Company entered into an Exchange Agreement on August 10, 2015. Under the terms of the Exchange Agreement the Holder, who was the owner of a 145,000 shares of the Company’s Series A Convertible Preferred stock, exchanged the Preferred Shares for a 10% Convertible Debenture in the amount of $809,205. See Note 3

8. SUBSEQUENT EVENTS

On October 6, 2015, Apptigo International, Inc. (the “Company”) filed with the Secretary of State of the State of Nevada an Amendment to Articles of Incorporation to increase the authorized shares of Common Stock of the Company (the “Amendment”). The Amendment authorizes the Company to issue 2,000,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock. The Preferred Stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof

During the period of October 1, 2015 through the filing date, the Company issued 86,566,860 shares of common stock for conversion of debt in the amount of $46,134.

On October 21, 2015, the Company entered into a 10% Convertible Debenture in the amount of $50,000. The note has a 10% interest rate and a term of one year.

On November 11, 2015 the Company’s Articles of Incorporation were amended to provide for 5,000,000 shares of Series B Convertible B Stock (“B Stock”). Each share of B Stock has 25 votes per share and votes with the common stock as a group. The B Stock is convertible into common stock when the shareholders have approved an amendment to the Company’s Articles of Incorporation to provide a sufficient number of shares of common stock to permit conversion of the B Stock at 25 shares of common stock for 1 share of B Stock. The B Stock was issued to the Company’s Executive Officers.

On November 18, 2015, the Company entered into a 10% Convertible Debenture in the amount of $200,000. The note has a 10% interest rate and a term of one year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto as filed with this report.

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

Our company was incorporated in the State of Nevada on October 23, 2012, and established a fiscal year end of December 31. We have not generated revenues, have minimal assets, and have incurred losses since inception. We are a company commencing operations in the mobile applications business.

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

Results of Operations

Three Month Period Ended September 30, 2015 Compared to the Three month Period Ended September 30, 2014

Selling, General and Administrative Expenses.

During the three months ended September 30, 2015, we incurred $211,205 in general and administrative expenses compared to $263,948 in general and administrative expenses incurred during the three months ended September 30, 2014. General and administrative and professional fee expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. Stock based compensation for the three months ended September 30, 2015 and 2014, amounted to $77,527 and $253,264, respectively.

Research and Development Costs

Research and development costs for the three months ended September 30, 2015 was $7 compared to $0 for the three months ended September 30, 2014. The company expenses costs associated with the planning and development of application programs.

Depreciation

Depreciation expense for the three months ended September 30, 2015 and 2014 totaled $2,009 and $1,923, respectively. The increase in depreciation was due to purchase of assets in connection with our new mobile application business.

Interest Expense.

Interest expense related party for the three months ended September 30, 2015 and 2014, was $138,082 and $0, respectively. The interest expense was related to convertible debentures, see Note 3.

Interest expense for the three months ended September 30, 2015 and 2014, was $171,182 and $0, respectively. The interest expense was related to convertible debentures, see Note 3.

Derivative Expense

Loss on change in derivatives for the three months ended September 30, 2015 and 2014, was $138,775 and $0, respectively. The change in derivatives expense was related to convertible debentures, see Note 4.

Net Loss.

For the reasons stated above, our net loss for the three months ended September 30, 2015 was $738,737 or $0.02 per share compared to a net loss of $519,135 or $0.02 per share, during the three months ended September 30, 2014. The significant change is directly related to the reverse merger and forward stock split, research and development and derivative expenses.

Nine Month Period Ended September 30, 2015 Compared to the Nine month Period Ended September 30, 2014

Selling, General and Administrative Expenses.

During the nine months ended September 30, 2015, we incurred $651,874 in general and administrative expenses compared to $460,477 in general and administrative expenses incurred during the nine months ended September 30, 2014. General and administrative and professional fee expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased business activity in connection with the launch of our first mobile application and change in business.  Stock based compensation for the nine months ended September 30, 2015 and 2014, amounted to $218,625 and $253,264, respectively.

Research and Development Costs

Research and development costs for the nine months ended September 30, 2015 was $34,116 compared to $0 for the nine months ended September 30, 2014. The company expenses costs associated with the planning and development of application programs.

Depreciation

Depreciation expense for the nine months ended September 30, 2015 and 2014 totaled $6,027 and $3,340, respectively. The increase in depreciation was due to purchase of assets in connection with our new mobile application business.

Interest Expense.

Interest expense related party for the nine months ended September 30, 2015 and 2014, was $138,082 and $0, respectively. The interest expense was related to convertible debentures, see Note 3.

Interest expense for the nine months ended September 30, 2015 and 2014, was $360,710 and $2,100, respectively. The interest expense was related to convertible debentures, see Note 3.

Derivative Expense

Gain on change in derivative for the nine months ended September 30, 2015 and 2014 totaled $6,010 and $0, respectively. Change in derivatives is in relation to convertible debentures, see Note 4.

Net Loss

For the reasons stated above, our net loss for the nine months ended September 30, 2015 was $1,403,424 or $0.05 per share compared to a net loss of $719,181 or $0.04 per share, during the nine months ended September 30, 2014. The significant change is directly related to the reverse merger and forward stock split, research and development and derivative expenses.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $6,537 and net negative working capital of $2,115,589. The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We anticipate that over the next 12 months we will require a minimum of $1-2 million to meet our cash flow requirements and accomplish our current business plan, including the re-launching and advertising of one or more of the Facebook games acquired in August 2014 and launching and advertising new games we are currently creating.

We intend to seek this additional funding from the sale of equity interests but have not determined the specific terms of any such offering. We currently have no agreements or arrangements in place for such financing. If we are unable to secure additional funding, we may be required to reduce our advertising plans or reduce the number of applications we develop or launch.

The accompanying financial statements have been prepared contemplating our continuation as a going concern. We reported a net loss of $1,403,424 for the nine months ended September 30, 2015 and had an accumulated deficit of $3,543,338.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity and debt securities. During the nine months ended September 30, 2015, our primary use of capital was for the development and testing of the SCORE mobile application, professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

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

During September 2015, the Company determined that the first quarter March 31, 2015 and second quarter June 30, 2015 10Q filed with the Securities Exchange Commission could not be relied upon due to errors in accounting for the reset provisions as a derivative liability. The Company plans to restate and file amended quarterly reports

Management concluded that the design and operation of our disclosure controls and procedures are not effective because the following material weaknesses exist:

•	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.
•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

•	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To our knowledge there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Amendment, Certificate of Designation of Company’s Series B Convertible Preferred Stock
10.1	Convertible Note Agreement dated November 15, 2015
10.2	Exchange Agreement dated November ____, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Apptigo International, Inc.

Date: December 22, 2015	By	/s/ Casey Cordes
Casey Cordes, Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2015	By	/s/ David Steinberg
David Steinberg, Treasurer
(Principal Financial Officer)

