Form 10-Q/A
period 2015-03-31
Apptigo International, Inc.
filed 2016-01-13
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the period ended March 31, 2015, amends our Quarterly Report on Form 10-Q for the period ended March 31, 2015, which was originally filed with the Securities and Exchange Commission on May 20, 2015 (the “Original 10-Q”) This amendment is being filed solely to restate the condensed consolidated financial statements as of and for the quarter ended March 31, 2015 for failure to properly account for the derivative liability on convertible notes. Except with respect to the financial statements, and corresponding changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Original 10-Q has not been amended, updated or otherwise modified.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31	December 31
	2015	2014
	Restated
Assets
Cash	$2,060	$9,513
Due from related party	7,618	–
Total current assets	9,678	9,513
Furniture and Fixtures net accumulated depreciation $6,028 and $4,019	43,692	45,702
Deposits	5,592	5,592

Total assets	$58,962	$60,807

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$14,270	$36,987
Payroll liabilities	26,876	29,925
Convertible debenture - related party - net of discount $3,178 and $4,419	8,350	16,408
Convertible debenture - net of discount $152,215 and $38,105	19,719	22,470
Derivative liability - short term	591,974	324,826
Total current liabilities	661,189	430,616

Long term convertible debenture	56,415	100,556
Derivative liability - long term	715,732	–
Total liabilities	1,433,336	531,172

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 1,000,000 authorized 145,000 and 145,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,450	1,450
Common stock, $0.001 par value: 100,000,000 authorized; 29,225,000 and 29,225,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	29,225	29,225
Common stock payable	1,033	1,033
Additional paid in capital	1,686,305	1,637,841
Accumulated deficit	(3,092,387)	(2,139,914)
Total stockholders' deficit	(1,374,374)	(470,365)
Total liability and stockholders' deficit	$58,962	$60,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Operations

(unaudited)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2015	2014
	Restated
Revenue	$–	$–

Operating expenses
Selling, general and administrative expenses	248,257	6,762
Research and development expense	33,779	–
Depreciation expense	2,009	–
Total operating expenses	284,045	6,762

Loss from operation	(284,045)	(6,762)

Other income (expense)
Interest expense - related party	(9,329)	–
Interest expense	(17,501)	–
Derivative expense	(641,598)	–
Loss before income tax	(952,473)	(6,762)
Provision for income tax	–	–
Net Loss	$(952,473)	$(6,762)

Net loss per share: basic and diluted	$(0.03)	$(0.00)

Weighted averages shares outstanding: basic and diluted.	30,258,000	12,550,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2015	2014
	Restated
Cash flows from operating activities
Net loss	$(952,473)	$(6,762)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,009	–
Stock-based compensation	83,967	–
Loss on derivative liability	641,598
Changes in operating assets and liabilities
Accrued interest - related party	9,329	–
Accrued interest	17,501	–
Accounts payable and accrued liabilities	(22,717)	1,000
Payroll liabilities	(3,049)	–
Due from related party	(7,618)	4,000
Net cash used in operating activities	(231,453)	(1,762)

Cash flows from investing activities
Proceeds from loan from shareholder	–	1,500
Net cash provided by investing activities	–	1,500

Cash flow from financing activities
Repayment of convertible debenture - related party	(10,000)	–
Proceeds from convertible debenture	234,000	–
Net cash provided by financing activities	224,000	–

Net decrease in cash and cash equivalents	(7,453)	(262)
Cash and cash equivalents at beginning of period	9,513	2,776
Cash and cash equivalents at end of period	$2,060	$2,514
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

The Company’s year ends on December 31.

Restatement

The Company entered into Secured Convertible Debentures detailed in Note 3.

The company assessed the fair value of the conversion option using the Black Scholes pricing model and recorded a derivative liability for the value. The adjustment for this valuation to the derivative liability is $831,706. An adjustment to change in fair value of derivative liability is a loss of $490,424 for the quarter ended March 31, 2015.

During the first quarter 2015, the company recognized a change in derivative for the convertible debenture in amount of $641,598, the resulting derivative liability balance at March 31, 2015 of $1,307,706.

During the first quarter 2015, there was a change in selling general and administrative expense in the amount of $11,998 related to stock based compensation recalculation. Additionally, there are changes to interest expense related party in the amount of $8,620 and interest expense in the amount of $1,342 based on recalculations related to the secured convertible debentures.

The following table provides additional details regarding the changes to the balance sheet, statement of operations and statement of cash flows for the three months ended March 31, 2015.

	As
	Reported	Change	Restated

	March 31,		March 31,
Assets	2015		2015

Cash	$2,060		2,060
Due from related party	7,618	–	7,618
Total current assets	9,678	–	9,678
Furniture and Fixtures net accumulated depreciation $6,028 and $4,019	43,692	–	43,692
Deposits	5,592	–	5,592

Total assets	$58,962		58,962

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$14,270	–	14,270
Payroll liabilities	26,876	–	26,876
Convertible debenture - related party - net of discount $3,178 and $4,419	8,350	–	8,350
Convertible debenture - net of discount $103,963 and $38,105	95,749	(76,030)	19,719
Derivative liability - short term	476,000	115,974	591,974
Total current liabilities	621,245		661,189

Long term convertible debenture	203,886	(147,471)	56,415
Derivative liability - long term	–	715,732	715,732
Total liabilities	825,131		1,433,336

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 1,000,000 authorized 145,000 and 145,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,450	–	1,450
Common stock, $0.001 par value: 100,000,000 authorized; 29,225,000 and 29,225,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	29,225	–	29,225
Common stock payable	1,033	–	1,033
Additional paid in capital	1,808,806	(122,501)	1,686,305
Accumulated deficit	(2,625,526)	(466,861)	(3,092,387)
Total stockholders' deficit	(785,012)		(1,374,374)
Total liability and stockholders' deficit	$40,119		58,962

	As Reported	Change	Restated

	For the		For the
	three months		three months
	ended		ended
	March 31,		March 31,
	2015		2015

Revenue	$–		–

Operating expenses
Selling, general and administrative expenses	260,255	(11,998)	248,257
Research and development expense	33,779	–	33,779
Depreciation expense	2,009	–	2,009
Total operating expenses	296,043		284,045

Loss from operation	(296,043)		(284,045)
Other income (expense)
Interest expense - related party	(709)	(8,620)	(9,329)
Interest expense	(18,843)	1,342	(17,501)
Derivative expense	(151,174)	(490,424)	(641,598)
Loss before income tax	(466,769)		(952,473)
Provision for income tax	–		–
Net Loss	$(466,769)		$(952,473)

Net loss per share: basic and diluted	$(0.02)		$(0.03)

Weighted averages shares outstanding: basic and diluted	30,258,000		30,258,000

	As Reported	Change	Restated

	For the		For the
	three months		three months
	ended		ended
	March 31,		March 31,
	2015		2015
Cash flows from operating activities
Net loss	$(466,769)	(485,704)	(952,473)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,009	–	2,009
Stock-based compensation	95,965	(11,998)	83,967
Changes in operating assets and liabilities
Accrued interest - related party	709	8,620	9,329
Accrued interest	18,843	(1,342)	17,501
Accounts payable and accrued liabilities	(22,717)	–	(22,717)
Payroll liabilities	(3,049)	–	(3,049)
Derivative Liability	151,174	490,424	641,598
Due from related party	(7,618)	–	(7,618)
Net cash used in operating activities	(231,453)	–	(231,453)

Cash flows from investing activities
Proceeds from loan from shareholder	–	–	–
Net cash provided by investing activities	–	–	–

Cash flow from financing activities
Repayment of convertible debenture - related party	(10,000)	–	(10,000)
Proceeds from convertible debenture	234,000	–	234,000
Net cash provided by financing activities	224,000	–	224,000

Net decrease in cash and cash equivalents	(7,453)	–	(7,453)
Cash and cash equivalents at beginning of period	9,513	–	9,513
Cash and cash equivalents at end of period	$2,060	–	$2,060
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	–	$–
Cash paid for income taxes	$–	–	$–

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $952,473 for the three months ended March 31, 2015. The Company has a net negative working capital of $651,511 as of March 31 2015.

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

The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

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

Net Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the "if converted" method.

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

	March 31, 2015	December 31, 2014
Convertible debenture	$20,000	$55,000
Original issue discount	(3,178)	(4,411)
Less: Payment	(10,000)	(35,000)
Accumulated interest	1,528	819
Convertible debenture, net of OID	$8,350	$16,408

On November 21, 2014 the Company entered into a 10% Secured Convertible Debenture. The debenture carries a fifteen month term. The debenture was issued in the amount of $225,000. The company has received one tranche from this convertible note in the amount of $60,000, which included $5,000 in fees and an OID of $5,000. The debenture has a conversion feature at a share price of 70% of the average of the three lowest closing prices in a 20 day period prior to the conversion. The debenture has a true up feature in the note which permits the note holder to acquire additional shares after a conversion, in the event the proceeds from the sale of the shares is not equal to or greater than the value of the shares on the date of conversion.

	March 31, 2015	December 31, 2014
Convertible debenture	$60,000	$60,000
Discount – Warrant	–	(17,364)
Discount	(59,873)	(16,221)
Accumulated interest	2055	575
Convertible debenture, net of OID	$2,182	$22,470

On December 2, 2014 the Company entered into a 7% Secured Convertible Debenture. The debenture carries a three year term. The debenture was issued in the amount of $200,000. As of December 31, 2014 the Company has received $100,000. As of March 31, 2015 the Company has received $200,000 in total.

	March 31, 2015	December 31, 2014
Convertible debenture	$100,000	$100,000
Additional amount received	100,000	–
Discount	(147,493)	–
Accumulated interest	3,886	556
Convertible debenture, net of OID and discount	$56,393	$100,556

On February 9, 2015, the Company executed a $59,000 Secured Convertible Promissory Note. The note has an 8% interest rate and a term of 9 months.

March 31, 2015
Convertible debenture	$59,000
Discount	(48,487)
Accumulated interest	517
Convertible debenture net of discount	$11,030

On March 9, 2015, the Company executed a $50,000 12% Secured Convertible Promissory Note. The note has a 12% interest rate and a term of 6 months.

March 31, 2015
Convertible debenture	$50,000
Discount	(43,855)
Accumulated interest	361
Convertible debenture	$6,507

On March 25, 2015, the Company executed and sold a $250,000 Secured Convertible Promissory Note. The note has a 12% interest rate and for a term of 1 year. The company received $25,000 which includes an original issue discount of $2,778, upon closing of the transaction.

March 31, 2015
Convertible debenture	$27,778
Discount	(2,755)
Discount	(25,000)
Convertible debenture, net of OID and discount	$23

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

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative expense for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using daily pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

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

	March 31, 2015	December 31, 2014
Risk-free interest rate at grant date	.28%	.25%
Expected stock price volatility	252%	139%
Expected dividend payout	–	–
Expected option in life-years	1.0	1.25

As of March 31, 2015, derivative liability for this note is $38,206 and the change of derivative liability for the three months ended March 31, 2015 was $(28,973). An additional derivative liability is recognized for the warrants in connection with the note in the amount of $108,176.

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

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative expense for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using daily pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

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

	March 31, 2015	December 31, 2014
Risk-free interest rate at grant date	.89%	1.59%
Expected stock price volatility	252%	139%
Expected dividend payout	–	–
Expected option in life-years	2.75	3

As of March 31, 2015, total derivative liability for this note is $587,632 and the loss in change of derivative liability for the three months ended March 31, 2015 was $502,954.

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

March 31, 2015
Risk-free interest rate at grant date	.64%
Expected stock price volatility	269%
Expected dividend payout	–
Expected option in life-years	.62

As of March 31, 2015, total derivative liability for this note is $213,447 and the derivative expense for the note was $213,447 for the three months ended March 31, 2015.

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

March 31, 2015
Risk-free interest rate at grant date	.14%
Expected stock price volatility	291%
Expected dividend payout	–
Expected option in life-years	.75

As of March 31, 2015, total derivative liability for this note is $232,145 and the derivative expense for the note was $232,145 for the three months ended March 31, 2015.

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

March 31, 2015
Risk-free interest rate at grant date	.56%
Expected stock price volatility	252%
Expected dividend payout	–
Expected option in life-years	2.0

As of March 31, 2015, total derivative liability for this note is $128,100 and the derivative expense for the note was $128,100 for the three months ended March 31, 2015.

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

On June 17, 2014, the Company granted 550,000 options to six employees for services. As of March 31, 2015, a total of 360,000 options have been vested. No options have been exercised and 180,000 options have been canceled due to termination of service contracts. For the three months ended March 31, 2015, a total of $83,966 share-based compensation was recorded.

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

7. RELATED PARTY TRANSACTIONS

On November 18, 2014 the Company entered into a 12% Secured Convertible Debenture with a related party. See note 3.

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

Results of Operations

Three Month Period Ended March 31, 2015 Compared to Three month Period Ended March 31, 2014

Selling, General and Administrative Expenses

During the three months ended March 31, 2015, we incurred $248,257 in general and administrative expenses compared to $6,762 in general and administrative expenses incurred during the three months ended March 31, 2014. General and administrative and professional fee expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased business activity in connection with the launch of our first mobile application and change in business.

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

Interest Expense

Interest expense-related party for the three months ended March 31, 2015 and 2014, was $9,329 and $0, respectively. The interest expense was related to convertible debentures, see Note 3.

Interest expense for the three months ended March 31, 2015 and 2014, was $17,501 and $0 respectively. The interest expense was related to a note payable from a significant shareholder.

Derivative Expense

Derivative expense for the three months ended March, 2015 and 2014 totaled $641,598 and $0, respectively. Derivative expense is in relation to convertible debentures entered into in March 2015, see Note 3.

Net Loss

For the reasons stated above, our net loss for the three months ended March 31, 2015 was $952,473 or $0.03 per share compared to a net loss of $6,762 or $0.00 per share, during the three months ended March 31, 2014. The significant change is directly related to the reverse merger and forward stock split, research and development and derivative expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $2,060 and net negative working capital of $651,511. The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We anticipate that over the next 12 months we will require a minimum of $1-2 million to meet our cash flow requirements and accomplish our current business plan, including the re-launching and advertising of one or more of the Facebook games acquired in August 2014 and launching and advertising new games we are currently creating.

We intend to seek this additional funding from the sale of equity interests but have not determined the specific terms of any such offering. We currently have no agreements or arrangements in place for such financing. If we are unable to secure additional funding, we may be required to reduce our advertising plans or reduce the number of applications we develop or launch.

The accompanying financial statements have been prepared contemplating our continuation as a going concern. We reported a net loss of $952,473 for the three months ended March 31, 2015 and had an accumulated deficit of $3,092,387.

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

Apptigo International, Inc.

Date: January 13, 2016	By	/s/ Casey Cordes
Casey Cordes, Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2016	By	/s/ David Steinberg
David Steinberg, Treasurer
(Principal Financial Officer)

