Form 10-Q/A
period 2015-06-30
Apptigo International, Inc.
filed 2016-01-13
CIK 1562738

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to Form 10-Q for the period ended June 30, 2015, amends our Quarterly Report on Form 10-Q for the period ended June 30, 2015, which was originally filed with the Securities and Exchange Commission on August 18, 2015 (the “Original 10-Q”) This amendment is being filed solely to restate the condensed consolidated financial statements as of and for the quarter ended June 30, 2015 and the six months ended June 30, 2015 for a failure to properly account for the derivative liability on a convertible note. Except with respect to the financial statements, and corresponding changes to Management’s Discussion and Analysis of Financial Condition and Financial Statement and Note of Operations, the Original 10-Q has not been amended, updated or otherwise modified.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014
	Restated
Assets
Cash	$1,091	$9,513
Total current assets	1,091	9,513
Furniture and Fixtures net accumulated depreciation $8,037 and $4,019	41,683	45,702
Deposits	5,592	5,592

Total assets	$48,366	$60,807

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$45,750	$36,987
Payroll liabilities	80,312	29,925
Convertible debenture - related party - net of discount $1,931 and $4,419	9,965	16,408
Convertible debenture - net of discount $164,039 and $38,105	113,848	22,470
Derivative liability - current	401,117	324,826
Total current liabilities	650,992	430,616

Long term convertible debenture	78,049	100,556
Derivative liability - long term	238,354	–
Total liabilities	967,395	531,172

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 1,000,000 authorized 145,000 and 145,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,450	1,450
Common stock, $0.001 par value: 100,000,000 authorized; 30,846,076 and 29,225,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	30,846	29,225
Common stock payable	64,583	1,033
Additional paid in capital	1,788,643	1,637,841
Accumulated deficit	(2,804,551)	(2,139,914)
Total stockholders' deficit	(919,029)	(470,365)
Total liability and stockholders' deficit	$48,366	$60,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Operations

(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	Restated		Restated
Revenue	$–	$–	$–	$–

Operating expenses
Selling, general and administrative expenses	333,510	190,335	581,767	196,529
Research and development expense	330	–	34,109	–
Depreciation expense	2,009	1,417	4,018	1,417
Total operating expenses	335,849	191,752	619,894	197,946

Loss from operation	(335,849)	(191,752)	(619,894)	(197,946)
Other income(expense)
Interest expense - related party	(3,665)	–	(5,542)	–
Interest expense	(32,539)	–	(183,986)	(2,100)
Derivative gain	659,889	–	144,785	–
Loss before income tax	287,836	(191,752)	(664,637)	(200,046)
Provision for income tax	–	–	–	–
Net Loss	$287,836	$(191,752)	$(664,637)	$(200,046)

Net loss per share: basic	$0.01	$(0.01)	$(0.02)	$(0.02)
Net loss per share: diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted averages shares outstanding: basic	30,609,345	24,330,769	33,174,164	12,300,556
Weighted average shares outstanding: diluted	53,825,515	24,330,769	56,338,334	12,300,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

APPTIGO INTERNATIONAL, INC.

Formerly known as BALIUS CORP.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2015	2014
	Restated
Cash flows from operating activities
Net loss	$(664,637)	$(200,046)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,018	1,417
Gain-in derivative liability	(144,785)	–
Stock-based compensation	139,303	–
Changes in operating assets and liabilities
Accrued interest - related party	5,542	–
Accrued interest	183,986	–
Accounts payable and accrued liabilities	8,764	36,869
Payroll liabilities	50,387	9,096
Prepaid expenses	–	408
Net cash used in operating activities	(417,422)	(152,256)

Cash flows from investing activities
Furniture and fixtures	–	(36,462)
Application design	–	(40,090)
Logo	–	(900)
Net cash provided by investing activities	–	(77,452)

Cash flow from financing activities
Repayment of convertible debenture - related party	(10,000)	–
Proceeds from convertible debenture	419,000	22,100
Proceeds from issuance of common stock	–	450,000
Net cash provided by financing activities	409,000	472,100

Net decrease in cash and cash equivalents	(8,422)	242,392
Cash and cash equivalents at beginning of period	9,513	3,714
Cash and cash equivalents at end of period	$1,091	$246,106
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Conversion of convertible debenture	$47,117	$–

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

The Company’s year ends on December 31.

Restatement

The Company entered into Secured Convertible Debentures detailed in Note 3.

The company assessed the fair value of the conversion option using the Black Scholes pricing model and recorded a derivative liability for the value. The adjustment for this valuation to Derivative Liability is $583,064.  An adjustment to change in fair value of derivative liability is a loss of $1,058,107 for the six months ended June 30, 2015.

During the three months ended June 30, 2015, the company recognized a change in derivative for the convertible debenture in amount of $1,422,037, the resulting derivative liability balance at June 30, 2015 is $639,471.

During the three months ended June 30, 2015, there was a change in selling general and administrative expense in the amount of $21,428 related to stock based compensation recalculation. Additionally, there are changes to interest expense related party in the amount of $3,665 and interest expense in the amount of $46,814 based on recalculations.

The following table provides additional details regarding the changes to the balance sheet, statement of operations and statement of cash flows as of and for the three and six months ended June 30, 2015.

	As
	Reported	Change	Restated

	June 30,		June 30,
Assets	2015		2015

Cash	$1,091		1,091
Total current assets	1,091	–	1,091
Furniture and Fixtures net accumulated depreciation $8,037 and $4,019	41,683	–	41,683
Deposits	5,592	–	5,592

Total assets	$48,366		48,366

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$45,751	–	45,750
Payroll liabilities	80,312	–	80,312
Convertible debenture - related party - net of discount $1,931 and $4,419	9,965	–	9,965
Convertible debenture - net of discount $164,039 and $38,105	150,542	(36,694)	113,848
Derivative liability - current	1,222,535	(821,418)	401,117
Total current liabilities	1,509,105		650,992

Long term convertible debenture	211,980	(133,931)	78,049
Derivative liability - long term	–	238,354	238,354
Total liabilities	1,721,085		967,395

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 1,000,000 authorized 145,000 and 145,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,450	–	1,450
Common stock, $0.001 par value: 100,000,000 authorized; 30,846,076 and 29,225,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	30,845	–	30,846
Common stock - unissued	64,583	–	64,583
Additional paid in capital	2,018,865	(230,222)	1,788,643
Accumulated deficit	(3,788,462)	983,911	(2,804,551)
Total stockholders' deficit	(1,672,719)		(919,029)
Total liability and stockholders' deficit	$48,366		48,366

	As Reported	Change	Restated

	For the		For the
	three months		three months
	ended		ended
	June 30,		June 30,
	2015		2015
Revenue	$–		–

Operating expenses
Selling, general and administrative expenses	354,938	(21,428)	333,510
Research and development expense	330	–	330
Depreciation expense	2,009	–	2,009
Total operating expenses	357,277		335,849

Loss from operation	(357,277)		(335,849)
Other income (expense)
Interest expense - related party	–	(3,665)	(3,665)
Interest expense	(79,353)	46,814	(32,539)
Derivative expense	(762,148)	1,422,037	659,889
Loss before income tax	(1,198,778)		287,836
Provision for income tax	–		–
Net Loss	$(1,198,778)		$287,836

Net loss per share: basic	$(0.04)		$(0.01)
Net loss per share: diluted	$–		$(0.01)

Weighted average shares outstanding: basic	30,609,345		30,609,345
Weighted average shares outstanding: diluted	–		53,825,515

	As Reported	Change	Restated

	For the		For the
	six months		six months
	ended		ended
	June 30,		June 30
	2015		2015
Revenue	$–		–

Operating expenses
Selling, general and administrative expenses	600,574	(18,807)	581,767
Research and development expense	33,779	330	34,109
Depreciation expense	4,018	–	4,018
Total operating expenses	638,371	(18,477)	619,894

Loss from operation	(638,371)	18,477	(619,894)
Other income (expense)
Interest expense - related party	–	(5,542)	(5,542)
Interest expense	(96,855)	(87,131)	(183,986)
Derivative expense	(913,322)	1,058,107	144,785
Loss before income tax	(1,648,548)	983,911	(664,637)
Provision for income tax	–		–
Net Loss	$(1,648,548)		$(664,637)

Net loss per share: basic	$(0.01)		$(0.02)
Net loss per share: diluted	$–		$(0.01)

Weighted average shares outstanding: basic	157,906,569		33,174,164
Weighted average shares outstanding: diluted	–		56,338,334

	As Reported	Change	Restated

	For the		For the
	six months		six months
	ended		ended
	June 30,		June 30,
	2015		2015
Cash flows from operating activities
Net loss	$(1,648,548)	983,911	(664,637)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,018	–	4,018
Change in derivative liability	–	(144,785)	(144,785)
Stock-based compensation	157,779	(18,476)	139,303
Changes in operating assets and liabilities
Accrued interest - related party	–	5,542	5,542
Accrued interest	96,855	87,131	183,986
Accounts payable and accrued liabilities	8,765	(1)	8,764
Payroll liabilities	50,387	–	50,387
Prepaid expenses	–	–	–
Derivative Liability	913,322	(913,322)	–
Due from related party	–	–	–
Net cash used in operating activities	(417,422)	–	(417,422)

Cash flows from investing activities
Furniture and fixtures	–	–	–
Application design	–	–	–
Logo	–	–	–
Net cash provided by investing activities	–	–	–

Cash flow from financing activities
Repayment of convertible debenture - related party	(10,000)	–	(10,000)
Proceeds from convertible debenture	419,000	–	419,000
Proceeds from issuance of common stock	–	–	–
Net cash provided by financing activities	409,000	–	409,000

Net decrease in cash and cash equivalents	(8,422)	–	(8,422)
Cash and cash equivalents at beginning of period	9,513	–	9,513
Cash and cash equivalents at end of period	$1,091	–	$1,091
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	–	$–
Cash paid for income taxes	$–	–	$–

Conversion of convertible debenture	$47,117	–	$47,117

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $664,637 for the six months ended June 30, 2015. The Company has a net negative working capital of $649,901 as of June 30, 2015.

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

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred for development are capitalized. Amortization is recorded over the estimated useful lives of the assets, generally, 5 years. For the six months ended June 30, 2015 the company expensed $34,109 compared to $0 for the six months ended June 30, 2014, for research and development.

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

	June 30, 2015	December 31, 2014
Convertible debenture	$20,000	$55,000
Discount	(1,931)	(4,411)
Less: Payment	(10,000)	(35,000)
Accumulated interest	1,896	819
Convertible debenture, net of OID	$9,965	$16,408

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

	June 30, 2015	December 31, 2014
Convertible debenture	$60,000	$60,000
Conversion of debt to common stock	(48,418)	–
Discount – Warrant	–	(17,364)
Discount	(11,381)	(16,221)
Original issue discount	(2,041)	(4,520)
Accumulated interest	3,862	575
Convertible debenture, net of OID	$2,022	$22,470

On December 2, 2014 the Company entered into a 7% Secured Convertible Debenture. The debenture carries a three year term. The debenture was issued in the amount of $200,000. As of December 31, 2014 the Company has received $100,000. As of June 30, 2015, the Company has received $200,000 in total.

	June 30, 2015	December 31, 2014
Convertible debenture	$100,000	$100,000
Additional amount received	100,000	–
Discount	(133,751)	–
Accumulated interest	7,444	556
Convertible debenture, net of OID and discount	$73,693	$100,556

On February 9, 2015, the Company executed a $59,000 Secured Convertible Promissory Note. The note has an 8% interest rate and a term of 9 months.

June 30, 2015
Convertible debenture	$59,000
Discount	(23,627)
Accumulated interest	1,704
Convertible debenture net of discount	$37,077

On March 9, 2015, the Company executed a $50,000 12% Secured Convertible Promissory Note. The note has a 12% interest rate and a term of 6 months.

June 30, 2015
Convertible debenture	$50,000
Discount	(18,436)
Accumulated interest	1,868
Convertible debenture	$33,432

On March 25, 2015, the Company executed and sold a $250,000 Secured Convertible Promissory Note. The note has a 12% interest rate and for a term of 1 year. The company received $25,000 which includes an original issue discount of $2,778, upon closing of the transaction. .

June 30, 2015
Convertible debenture	$27,778
issue discount	(2,062)
Discount	(21,858)
Accumulated interest	499
Convertible debenture, net of OID and discount	$4,357

On May 20, 2015, the Company executed a $31,500 8% Secured Convertible Promissory Note. The note has an 8% interest rate and a term of 1 year.

June 30, 2015
Convertible debenture	$31,500
Discount	(27,971)
Accumulated interest	283
Convertible debenture, net of discount	$3,812

On May 21, 2015, the Company executed a $55,000 10% Secured Convertible Promissory Note. The note has a 10% interest rate and a term of nine months.

June 30, 2015
Convertible debenture	$55,000
Discount	(42,754)
Accumulated interest	603
Convertible debenture, net of discount	$12,849

On May 25, 2015, the Company executed a $55,000 10% Secured Convertible Promissory Note. The note has a 10% interest rate and a term of one year. The note has a 10% Original Issue Discount totaling $5,000.

June 30, 2015
Convertible debenture	$55,000
Issue Discount	(4,521)
Discount	(44,658)
Accumulated interest	422
Convertible debenture, net of discount	$6,243

On June 3, 2015, the Company executed a $43,500 8% Secured Convertible Promissory Note. The note has an 8% interest rate and a term of 1 year.

June 30, 2015
Convertible debenture	$43,500
Discount	(25,345)
Accumulated interest	257
Convertible debenture, net of discount	$18,412

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

As of June 30, 2015, derivative liability for this note is $16,599 and the change of derivative liability for the six months ended June 30, 2015 was $21,607. An additional derivative liability was recognized for the warrants in connection with the note in the amount of $42,107 as on June 30, 2015.

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

	June 30, 2015	December 31, 2014
Risk-free interest rate at grant date	1.01%	1.59%
Expected stock price volatility	226%	139%
Expected dividend payout	–	–
Expected option in life-years	2.5	3

As of June 30, 2015, total derivative liability for this note is $193,937 and the loss in change of derivative liability for the six months ended June 30, 2015 was $393,695.

The Company entered into a 12% Secured Convertible Debenture entered into on February 9, 2015, for a term of 9 months. The debenture is in the amount of $59,000. The conversion price for the amount to be converted of 52% of the average of the three lowest trading price for the previous 10 days at date of conversion.

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

June 30, 2015
Risk-free interest rate at grant date	.64%
Expected stock price volatility	225%
Expected dividend payout	–
Expected option in life-years	.37

As of June 30, 2015, total derivative liability for this note is $79,870 and the derivative expense for the note was $133,577 for the six months ended June 30, 2015.

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

June 30, 2015
Risk-free interest rate at grant date	.01%
Expected stock price volatility	106%
Expected dividend payout	–
Expected option in life-years	.5

As of June 30, 2015, total derivative liability for this note is $4,148 and the derivative expense for the note was $227,997 for the six months ended June 30, 2015.

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

As of June 30, 2015, total derivative liability for this note is $44,417 and the derivative expense for the note was $83,683 for the six months ended June 30, 2015.

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

June 30, 2015
Risk-free interest rate at grant date	.28%
Expected stock price volatility	245%
Expected dividend payout	–
Expected option in life-years	.75

As of June 30, 2015, total derivative liability for this note is $82,505 and the derivative expense for the note was ($82,505) for the six months ended June 30, 2015.

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

June 30, 2015
Risk-free interest rate at grant date	.28%
Expected stock price volatility	238%
Expected dividend payout	–
Expected option in life-years	1.0

As of June 30, 2015, total derivative liability for this note is $95,833 and the derivative expense for the note was ($95,833) for the six months ended June 30, 2015.

The Company entered into an 8% Secured Convertible Debenture entered into on May 25, 2015, for a term of 1 year. The debenture is in the amount of $55,000. The conversion price of the outstanding balance is 50% of the average of the three lowest trading price for the previous 20 days at date of conversion.

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

June 30, 2015
Risk-free interest rate at grant date	.28%
Expected stock price volatility	238%
Expected dividend payout	–
Expected option in life-years	1.0

As of June 30, 2015, total derivative liability for this note is $49,437 and the derivative expense for the note was ($49,437) for the nine months ended June 30, 2015.

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

June 30, 2015
Risk-free interest rate at grant date	.28%
Expected stock price volatility	240%
Expected dividend payout	–
Expected option in life-years	.68

As of June 30, 2015, total derivative liability for this note is $30,618 and the derivative expense for the note was ($30,618) for the six months ended June 30, 2015.

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

Results of Operations

Three Month Period Ended June 30, 2015 Compared to the Three month Period Ended June 30, 2014

Selling, General and Administrative Expenses.

During the three months ended June 30, 2015, we incurred $333,510 in general and administrative expenses compared to $190,335 in general and administrative expenses incurred during the three months ended June 30, 2014. General and administrative and professional fee expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased business activity in connection with the launch of our first mobile application and change in business.

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

Interest Expense

Interest expense related party for the three months ended June 30, 2015 and 2014, was $3,665 and $0, respectively. The interest expense was related to convertible debentures, see Note 4.

Interest expense for the three months ended June 30, 2015 and 2014, was $32,539 and $0, respectively. The interest expense was related to convertible debentures, see Note 4.

Change in derivative

Change in derivative expense for the three months ended June 30, 2015 and 2014 totaled $659,889 and $0, respectively. Derivative expense is in relation to convertible debentures, see Note 4.

Net Income (Loss)

For the reasons stated above, our net income for the three months ended June 30, 2015 was $287,836 or $0.01 per share compared to a net loss of $191,752 or ($0.01) per share, during the three months ended June 30, 2014. The significant change is directly related to the reverse merger and forward stock split, research and development and derivative expenses.

Six Month Period Ended June 30, 2015 Compared to the Six month Period Ended June 30, 2014

Selling, General and Administrative Expenses.

During the three months ended June 30, 2015, we incurred $581,767 in general and administrative expenses compared to $196,529 in general and administrative expenses incurred during the six months ended June 30, 2014. General and administrative and professional fee expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. In addition, the increase is due to increased business activity in connection with the launch of our first mobile application and change in business.

Research and Development Costs

Research and development costs for the six months ended June 30, 2015 was $34,109 compared to $0 for the six months ended June 30, 2014. The company expenses costs associated with the planning and development of application programs.

Depreciation

Depreciation expense for the six months ended June 30, 2015 and 2014 totaled $4,018 and $1,417, respectively. The increase in depreciation was due to purchase of assets in connection with our new mobile application business.

Interest Expense

Interest expense related party for the six months ended June 30, 2015 and 2014, was $5,542 and $0, respectively. The interest expense was related to convertible debentures, see Note 4.

Interest expense for the six months ended June 30, 2015 and 2014, was $183,986 and $0, respectively. The interest expense was related to convertible debentures, see Note 4.

Change in derivative

Change in derivative expense for the six months ended June 30, 2015 and 2014 totaled $144,785 and $0, respectively. Derivative expense is in relation to convertible debentures, see Note 4.

Net Loss

For the reasons stated above, our net loss for the six months ended June 30, 2015 was $664,637 or ($0.02) per share compared to a net loss of $200,046 or ($0.02) per share, during the six months ended June 30, 2014. The significant change is directly related to the reverse merger and forward stock split, research and development and derivative expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $1,091 and working capital deficit of $649,901. The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We anticipate that over the next 12 months we will require a minimum of $1-2 million to meet our cash flow requirements and accomplish our current business plan, including the re-launching and advertising of one or more of the Facebook games acquired in August 2014 and launching and advertising new games we are currently creating.

We intend to seek this additional funding from the sale of equity interests but have not determined the specific terms of any such offering. We currently have no agreements or arrangements in place for such financing. If we are unable to secure additional funding, we may be required to reduce our advertising plans or reduce the number of applications we develop or launch.

The accompanying financial statements have been prepared contemplating our continuation as a going concern. We reported a net loss of $664,637 for the six months ended June 30, 2015 and had an accumulated deficit of $2,804,551.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 15d-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

