Form 10-K
period 2015-12-31
Apptigo International, Inc.
filed 2016-05-13
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, Par Value $0.001

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [_] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the Company’s most recently complete second quarter was: $469,755.

As of May 12, 2016 there were 1,239,428,192 shares of common stock issued and outstanding.

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

Historical Background

Apptigo International, Inc.

We were initially incorporated in the State of Nevada on October 23, 2012 as Balius Corp. On April 14, 2014, Balius Corp. entered into a reverse acquisition transaction (the “Transaction”) with Apptigo, Inc., a Nevada corporation, and its shareholders, pursuant to an agreement and plan of reorganization agreement dated April 14, 2014 by between the Company, its principal shareholders, Apptigo and its shareholders. Under the terms of the Agreement the shareholders of Apptigo agreed to exchange all the outstanding common and preferred shares of Apptigo for common and preferred shares of the Company.

In connection with the closing of the Transaction, we ceased our principal business operations, terminated our sole lease, and liquidated our assets associated with these former business operations. As a result of the Transaction, we acquired Apptigo (which is now our wholly-owned subsidiary) and we became a media company focused on designing, developing and bringing to market mobile applications.

Apptigo, Inc.

Apptigo was incorporated in the State of Nevada on October 31, 2012, and commenced its operations in 2012. In connection with the closing of the Transaction, the Company filed Amended and Restated Articles of Incorporation and changed the name of the Company from Balius Corp. to Apptigo International, Inc. All references to business of the Company after the Closing of the Transaction shall refer to Apptigo International, Inc. and Apptigo Inc., collectively.

General

We are a media company focused on designing, developing and bringing to market mobile applications. The first application developed by Apptigo was SCORE, which management introduced to market in October 2014. SCORE is an interactive dating game that allows people to determine their compatibility through answering online questions. Users of the application can choose to invite anyone to play by:

•	Entering a queue that shows other active players and sending invitations through the queue;
•	Using the interactive map that shows pins of all the people who are available to play in a specific geographic region; and
•	Inviting friends through email, phone number or social media contact lists.

SCORE has over 800 questions in 20 different categories. From “True or False” to “Have You Ever...,” the categories are intended to span all areas of interest. Once a play is fully completed, users can generate a percentage-based score derived from how many questions they answered the same way. Moments after receiving this score, users have access to a five second viewing of the other’s profile picture, which then fades to a screen giving them options to chat, play SCORE again, save the SCORE or quit. SCORE has been designed exclusively for use on smart mobile devices and utilized in both the Apple iOS platform And Google Play Store for Android.

We believe that SCORE’s approach to matchmaking is not only novel and capable of creating a social-fueled movement, but will also prove to be fun and effective for users. Generally, there are three primary paths to monetizing applications: premium model, freemium model, and ad network model. They are defined as follows:

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

We have decided to market SCORE via a freemium model, providing for the SCORE application to be downloadable by users at no charge through application stores, including Google Play, the Apple App Store, and iTunes, among others. We intend initially to generate revenues by offering our users in-app purchases of special features and package upgrades. Thereafter, assuming we have succeeded in building notable brand equity and a significant user base, we will then seek corporate event sponsors and/or national advertisers to further enhance our revenue and earnings growth.

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

Overall Market

We believe that data growth is currently being driven by the increased penetration of smartphones, in particular in emerging markets - and by increased data consumption per subscriber due to the faster download speeds and the uptake of data-hungry applications like video made possible by new technology, such as 4G. Management further believes that advancement of network technologies, restructuring of revenue-sharing models, lowering of mobile data usage cost, growing adoption of smartphones and the increase in application usability will give rise to a global industry that it expects will continue to swell. In addition, management anticipates that in-app mobile ad-spend will continue to rise.

As more people meet online and through dating applications, they are also obliterating the stigma once associated with it. In a study conducted by the Pew Research Internet Project (http://www.pewinternet.org/2013/10/21/online-dating-relationships/), researchers found that one in ten Americans have used an online dating site or mobile dating application themselves; and many people now know someone else who uses online dating or who has found a spouse or long-term partner via online dating. Moreover, 7% of smartphone applications users (representing 3% of all adults) say they currently have a dating application on their mobile phone. In fact, online daters now spend more time on dating applications than they do on the websites themselves. And, by 2018, it is estimated that more than 80% of the population will own a smartphone - up from 46% in 2012.

In 1970, just 28% of American adults were single; today the share is 47%, according to the Census Bureau, which supports an expanding target market for the online dating industry. Management believes that the trend for online dating migrating from desktop and laptop to mobile devices should continue.

Competition

The mobile application industry is characterized by rapidly evolving technology and intense competition. Other companies of various sizes engage in activities similar to ours. Many of our competitors have substantially greater financial and other resources available to them. Although there is a collective 3,900+ online dating sites and mobile applications available to consumers to choose from, management believes the following represent the most serious competition to the Company’s product:

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

PlentyOfFish

Founded in 2003 in Vancouver, PlentyOfFish has over 70 million registered users across the globe and 50,000 new members every day - 70% of its usage takes place solely via its mobile app. While it is free to use, the application offers premium services as part of their upgraded membership, such as seeing when a user profile was viewed, and allowing users to see whether a message has been read and/or deleted.

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

Intellectual Property

Apptigo intends to register the following trademarks with the U.S. Patent and Trademark Office:

•	SCORE
•	SCORE. Everyone wants to now anybody can

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

Marketing and Sales

We intend to focus our social marketing tactics to ensure that SCORE is being ranked high in the application market so that it can be organically discovered; to fuel and optimize opportunities to generate downloads of SCORE; and to effectively target and effectively speak to the broad demographic universe of users that we believe will greatly enjoy the SCORE experience. We intend to create a multi-channel online presence capable of optimizing the viral nature of social marketing to promote the SCORE brand and attract new users. Our plan provides for:

•	Target Twitter users.
•	Use social video outlets to showcase informative animated video we have created to describe the SCORE experience.
•	Continue to use Facebook within their restrictive dating app rules so we can actively engage our users and drive downloads of the SCORE app.
•	Create engagement mechanisms for our SCORE application to reconnect with consumers and remind them of SCORE’s presence on their device.
•	Stage events that will generate national human interest buzz for our product.

We intend to lend ongoing online support to all of our marketing efforts through Google keyword search optimization and banner advertisement placement. And as social media continues to evolve, we intend to adopt emerging new social channels and technologies that demonstrate capabilities to further enhance and extend our efforts in the most cost efficient manner possible.

The second application developed by Apptigo was RATE MY PUSSYCAT (RMPC), which management introduced to market in December 2015. RMPC is like an Instagram feed for cats that allows users to:

•	Upload pictures and videos from their phone
•	Decorate their pictures with stickers in the app
•	Use filters to enhance their photos
•	Share their photos and videos on the social media platforms Twitter and Facebook
•	Rate other user’s photos and videos
•	Have their own photos and videos be rated and shared
•	Follow their favorite users and shelters
•	Be followed
•	Comment on pictures and videos
•	Receive purring notifications and meowing when they are rated, commented on or followed
•	Adopt cats from our adoption platform built into the app that works with local shelters in their area.

We believe that RMPC isn’t only a great resource for cat lovers but will also prove to be a valuable resource for rescue groups around the nation, and even world, moving forward. Generally, there are three primary paths to monetizing this application: advertising, in-app purchases and a sponsorship model. They are defined as follows:

•	Sponsorship: As a critical mass is reached, opportunities for both large scale and local sponsorship will emerge.

•	In-App Purchases - The application is a free download and contains sticker content for purchase inside the application (aka in-app purchases).

•	Ad Networks - The application and all its content can be completely free and still generate revenue through advertising.

We have decided to market RMPC via a freemium model, providing for the RMPC application to be downloadable by users at no charge through application stores, including Google Play, the Apple App Store, and iTunes, among others. We intend initially to generate revenues by offering our users in-app purchases of special features and package upgrades. Thereafter, assuming we have succeeded in building notable brand equity and a significant user base, we will then seek corporate event sponsors and/or national advertisers to further enhance our revenue and earnings growth.

Currently, in-app purchases built into the RMPC platform include:

•	450 different sticker decorations for purchase.

The third application developed by Apptigo was RATE MY POOCH (RMP), which management introduced to market in February 2016. RMP is like an Instagram feed for dogs that allows users to:

•	Upload pictures and videos from their phone
•	Decorate their pictures with stickers in the app
•	Use filters to enhance their photos
•	Share their photos and videos on the social media platforms Twitter and Facebook
•	Rate other user’s photos and videos
•	Have their own photos and videos be rated and shared
•	Follow their favorite users and shelters
•	Be followed
•	Comment on pictures and videos
•	Receive purring notifications and barking when they are rated, commented on or followed
•	Adopt dog from our adoption platform built into the app that works with local shelters in their area.

We believe that RMP isn’t only a great resource for dog lovers but will also prove to be a valuable resource for rescue groups around the nation, and even world, moving forward. Generally, there are three primary paths to monetizing this application: advertising, in-app purchases and a sponsorship model. They are defined as follows:

•	Sponsorship: As a critical mass is reached, opportunities for both large scale and local sponsorship will emerge.

•	In-App Purchases - The application is a free download and contains sticker content for purchase inside the application (aka in-app purchases).

•	Ad Networks - The application and all its content can be completely free and still generate revenue through advertising.

We have decided to market RMP via a freemium model, providing for the RMP application to be downloadable by users at no charge through application stores, including Google Play, the Apple App Store, and iTunes, among others. We intend initially to generate revenues by offering our users in-app purchases of special features and package upgrades. Thereafter, assuming we have succeeded in building notable brand equity and a significant user base, we will then seek corporate event sponsors and/or national advertisers to further enhance our revenue and earnings growth.   Currently, in-app purchases built into the RMP platform include:

•	450 different sticker decorations for purchase.

Subsequent Application Development

In August 2014, we entered into an intellectual property purchase agreement with the Company’s former head designer and acquired certain intellectual property assets and rights used in connection with our games developed by the designer prior to his employment with the Company.

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

In addition, U.S. legislators and regulators may enact new laws and regulations regarding privacy and data security. In February 2012, the White House released a proposed Consumer Privacy Bill of Rights, which is intended to serve as a framework for new privacy legislation. In March 2012, the U.S. Federal Trade Commission released a staff report making recommendations for businesses and policy makers in the area of consumer privacy. Similarly, new privacy laws and regulations at the state level, as well as new laws and directives abroad (particularly in Europe), are being proposed and implemented. For example, new legislation in the state of California that became effective on January 1, 2014 requires companies that collect personal information to disclose how they respond to web browser “Do Not Track” signals. Furthermore, existing privacy laws that were intended for brick-and-mortar businesses could be interpreted in a manner that would extend their reach to our business.

Employees

As of May 6, 2016, we employed two full-time employees. We also engage freelance contract workers on an as-needed basis as programmers. None of our employees have employment contracts.

Item 1A.	Risk Factors.

As a smaller reporting company, the Company is not required to provide the disclosure pursuant to this item.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal corporate office is located at 1801 SW Third Avenue, Suite 402, Miami, Florida, and consists of 1,342 square feet of office space. The lease on this space expires in May 2016. Our monthly lease payments are $2,880.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC PINK under the trading symbol “APPG”. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2015 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.2000	$0.1780
Second Quarter	$0.0365	$0.0355
Third Quarter	$0.0039	$0.0024
Fourth Quarter	$0.0011	$0.0007

	2014 Fiscal Year
	High Bid		Low Bid
First Quarter	$	*	$	*
Second Quarter		$1.1100		$0.9500
Third Quarter		$1.8700		$0.2700
Fourth Quarter		$0.3800		$0.0420

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

* The Company’s common stock did not begin trading until the second quarter of fiscal year 2014.

Penny Stock Considerations

Our shares of common stock are “penny stocks.” That term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

Holders

As of May 12, 2016, based upon records obtained from our transfer agent, there were 35 holders of record of our common stock.

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,500,000	$1.08	3,950,000

Equity compensation plans not approved by security holders	–	–	–

Total	4,500,000	$1.08	3,950,000

Board Committees

The Company does not have a standing nominating committee, an audit committee, or any committee to perform similar functions.

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

Based solely upon our review of certain reports files with the Securities and Exchange Commission with reserve to Section 16(a) of the Securities Exchange Act the reports that were required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2015 were timely except each of the Messers. Cordes and Steinberg failed to timely file an initial Form 3. Messrs. Cordes and Steinberg both filed a Form 3 on May 7, 2015.

Code of Ethics

We do not currently have a code of ethics. We intend to adopt a code of ethics that would be appropriate for our business as soon as practicable.

Recent Sales of Unregistered Securities

The Company has previously disclosed all recent sales of unregistered securities on Current Reports on Form 8-K. There have been no recent sales of unregistered securities that have not been previously disclosed.

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

Results of Operations--Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Selling, General and Administrative Expenses.

During the year ended December 31, 2015, we incurred $1,159,219 in general and administrative expenses compared to $887,236 in general and administrative expenses incurred during the year ended December 31, 2014. General and administrative and professional fee expenses incurred during the year ended December 31, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and marketing expenses.

Research and Development Costs

Research and development costs for the year ended December 31, 2015 were $34,116 compared to $857,503 for the year ended December 31, 2014. The majority of the expense, $644,000, during 2014 was from the acquisition of 6K games described in Note 2 of the financial notes. The Company expenses costs associated with the planning and development of application programs.

Depreciation

Depreciation expense for the years ended December 31, 2015 and 2014 totaled $6,027 and $4,019, respectively. The increase in depreciation was due to purchase of assets in connection with our new mobile application business.

Loss on change in fair value of derivative liabilities

Loss on the change in the fair value of derivative liabilities for the years ended December 31, 2015 and 2014 totaled $6,652,841 and $324,826, respectively. The derivate liability is in relation to convertible debentures, see Note 4.

Interest Expense

Interest expense for the year ended December 31, 2015 and 2014, was $941,657 and $6,218, respectively. The interest expense was related to convertible debentures.

Interest expense related party for the year ended December 31, 2015 and 2014, was $39,687 and $819 respectively. The interest expense was related to note payables from a significant shareholder.

Net Loss

For the reasons stated above, our net loss for the year ended December 31, 2015 was $8,833,547 or ($0.17) per share compared to a net loss of $2,080,621, or ($0.10) per share, during the year ended December 31, 2014. The significant change is directly related to the increase in the loss on the change in the fair value of derivative liabilities.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $334,227 and net negative working capital of $9,360,157. The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We anticipate that over the next 12 months we will require a minimum of $1-2 million to meet our cash flow requirements and accomplish our current business plan, including the re-launching and advertising of one or more of the Facebook games acquired in August 2014 and launching and advertising new games we are currently creating.

We intend to seek this additional funding from the sale of equity interests but have not determined the specific terms of any such offering. We currently have no agreements or arrangements in place for such financing. If we are unable to secure additional funding, we may be required to reduce our advertising plans or reduce the number of applications we develop or launch.

The accompanying financial statements have been prepared assuming our continuation as a going concern. We reported a net loss of $8,833,547 for the year ended December 31, 2015 and had an accumulated deficit of $10,973,461.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. During the year ended December 31, 2015, our primary use of capital was for the development and testing of the SCORE mobile application, professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

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

The information required by this Item begins on page F-1 and is attached hereto. The index to our annual financial statements for the years ended December 31, 2015, and 2014 can be found under Item 15.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Risk Closure.

As previously reported in the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2016, the Company dismissed RBSM LLP, its independent registered public accounting firm, on February 9, 2016. There were (i) no disagreements between the Company and RBSM LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

Also previously reported in the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2016, the Company engaged MaloneBailey LLP as its independent registered public accounting firm on February 22, 2016.

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

/s/ RBSM LLP

May 13, 2015

Las Vegas, Nevada

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Apptigo International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheet of Apptigo International, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apptigo International, Inc. and its subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and recurring net losses. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 12, 2016

APPTIGO INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets
Cash	$334,227	$9,513
Total current assets	334,227	9,513

Furniture and Fixtures net accumulated depreciation $10,046 and $4,019	46,201	45,702
Deposits	5,592	5,592

Total assets	$386,020	$60,807

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$162,157	$38,937
Payroll liabilities	142,743	29,925
Convertible debenture - related party, net of discounts of $625,154 and $4,411	384,051	15,589
Convertible debenture - current portion, net of discounts of $522,587 and $38,105	258,782	21,895
Derivative liability	8,746,651	324,826
Total current liabilities	9,694,384	431,172

Convertible debenture - long term, net of discounts of $82,845 and $0	137,119	100,000
Total liabilities	9,831,503	531,172

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized 0 and 145,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	–	1,450
Common stock, $0.001 par value: 2,000,000,000 authorized;129,487,298 and 29,225,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	129,487	29,225
Common stock payable	–	1,033
Additional paid-in capital	1,398,491	1,637,841
Accumulated deficit	(10,973,461)	(2,139,914)
Total stockholders' deficit	(9,445,483)	(470,365)
Total liability and stockholders' deficit	$386,020	$60,807

The accompanying notes are an integral part of these consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the year ended December 31, 2015	For the year ended December 31, 2014
Revenue	$–	$–

Operating expenses
Selling, general and administrative expenses	1,159,219	887,236
Research and development expense	34,116	857,503
Depreciation expense	6,027	4,019
Total operating expenses	1,199,362	1,748,758

Loss from operations	(1,199,362)	(1,748,758)
Other expense
Interest expense - related party	(428,149)	(819)
Interest expense	(553,195)	(6,218)
Change in fair value of derivative liabilities	(6,652,841)	(324,826)
Loss before income tax	(8,833,547)	(2,080,621)
Provision for income tax	–	–
Net Loss	$(8,833,547)	$(2,080,621)

Net loss per share: basic	$(0.17)	$(0.10)

Net loss per share: diluted	$(0.17)	$(0.10)

Weighted averages shares outstanding: basic	51,109,071	21,285,901

Weighted averages shares outstanding: diluted	51,109,071	21,285,901

The accompanying notes are an integral part of these consolidated financial statements.

Apptigo, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Subscription	Deficit	Total
December 31, 2013	145,000	1,450	7,450,000	7,450	172,283	(22,100)	(59,293)	99,790
								–
Shares issued for cash			21,775,000	21,775	577,625	600		600,000
Purchase of intellectual property					643,600	400		644,000
Stock Options					200,531			200,531
Receipt of funds for stock subscription rec.						22,100		22,100
Discount on Warrant and beneficial conversion feature					35,502			35,502
Stock to be issued for service					8,300	33		8,333
Net loss							(2,080,621)	(2,080,621)
Ending Balance								–
December 31, 2014	145,000	$1,450	29,225,000	$29,225	$1,637,841	$1,033	$(2,139,914)	$(470,365)

Common stock issued for conversion of debt	–	–	96,367,715	96,368	44,456	–	–	140,824
Shares issued for services	–	–	2,861,250	2,861	98,955	–	–	101,816
Exchange of convertible note for preferred stock	(145,000)	(1,450)	–	–	(807,755)	–	–	(809,205)
Common stock issued for stock payable	–	–	1,033,333	1,033	–	(1,033)	–	–
Derivative liability extinguished upon conversion of debt	–	–	–	–	176,030	–	–	176,030
Stock-based compensation	–	–	–	–	248,964	–	–	248,964
Net loss	–	–	–	–	–	–	(8,833,547)	(8,833,547)
December 31, 2015	–	$–	129,487,298	$129,487	$1,398,491	$–	$(10,973,461)	$(9,445,483)

The accompanying notes are an integral part of these consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(8,833,547)	$(2,080,621)
Adjustments to reconcile net loss to net cash used in operating activities
Discount on convertible note	–	(38,105)
Discount on Warrants and BCF	–	35,502
Discount on convertible debenture - related party	–	589
Shares issued for R&D cost	–	644,000
Depreciation	6,027	4,019
Write off of application design	–	92,500
Amortization of loan discounts	792,043	–
Change in fair value of derivative liabilities	6,652,841	324,826
True-up of convertible debt	56,201	–
Shares issued for services	101,816	8,333
Stock-based compensation	248,964	200,531
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	17,404	34,563
Accrued interest expense	111,623	1,950
Payroll liabilities	112,818	29,925
Prepaid expenses	–	6,000
Deposits	–	(5,592)
Net cash used in operating activities	(733,810)	(741,580)

Cash flows from investing activities
Furniture and fixtures	(6,526)	(49,721)
Net cash used in investing activities	(6,526)	(49,721)

Cash flow from financing activities
Proceeds from convertible debenture - related party	200,000	50,000
Repayment of convertible debenture - related party	(20,000)	(35,000)
Proceeds from convertible debenture	885,050	160,000
Proceeds from issuance of common stock	–	622,100
Net cash provided by financing activities	1,065,050	797,100

Net change in cash and cash equivalents	324,714	5,799
Cash and cash equivalents at beginning of period	9,513	3,714
Cash and cash equivalents at end of period	$334,227	$9,513
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Noncash Investing and Financing Activities
Conversion of convertible debenture and accrued interest into common stock	$140,824	$–
Common stock issued for intangible property	$–	$644,000
Convertible note - related party exchanged for preferred shares	$809,205	$–
Resolution of derivative liabilities	$176,030	$–
Discount from derivative liabilities	$1,906,491	$–
Discount from warrants	$38,523	$–
Common stock issued for stock payable	$1,033	$–

The accompanying notes are an integral part of these consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Apptigo International, Inc. and its wholly-owned subsidiary (“collectively “Apptigo” or the “Company”) designs, develops, markets and sells software applications. The Company intends to sell its products worldwide through online stores.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $8,833,547 for the year ended December 31, 2015. The Company has a net negative working capital of $9,360,157 as of December 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below as of December 31, 2015 and 2014:

	Fair Value Measurements
		Level 1		Level 2	Level 3	Total
December 31, 2015:
Derivative liabilities	$		$		$8,746,651	8,746,651
Total		$–		$–	$8,746,651	8,746,651
December 31, 2014:
Derivative liabilities	$		$		$324,826	324,826
Total		$–		$–	$324,826	324,826

Derivative liability for convertible notes as of December 31, 2015 is $8,746,651, compared to $324,826 as of December 31, 2014.

The table below presents the change in the fair value of the derivative liabilities during the year ended December 31, 2015:

Fair value as of December 31, 2014	$324,826
Additions recognized as derivative expense	1,925,071
Additions recognized as debt discounts	1,945,014
Resolution upon conversion of debt	(176,030)
Change in fair value	4,727,770
Fair value as of December 31, 2015	$8,746,651

Share-based Compensation

The Company recognizes share-based compensation to employees, including stock option grants, warrants, restricted stock grants and stock appreciation rights, at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable upon the earlier of a commitment date or completion of services. Compensation expense is generally recognized on a straight-line basis over the service period.

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

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred for development are capitalized. Amortization is recorded over the estimated useful lives of the assets, generally, 5 years. For the year ended December 31, 2015 the Company expensed $34,116 compared to $857,503 for the year ended December 31, 2014, for research and development.

Net Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. During 2015 and 2014, all common stock equivalents were excluded as they would have been anti-dilutive.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for leasehold improvements is 15 years; 10 years for furniture and equipment; and 5 years for computer equipment. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years. Depreciation and amortization expense on property and equipment was $6,027 and $4,019 for the year ended December 31, 2015 and 2014, respectively.

Impairment of Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC 360-10 relates to assets that can be amortized and the life can be determinable. The Company reviews property and equipment and other long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset’s carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable.

Recently Issued Accounting Pronouncements

None

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

3. CONVERTIBLE DEBENTURES

On November 18, 2014, the Company entered into a 12% Secured Convertible Debenture with a related party. The debenture is convertible into shares of the Company’s common stock at $0.18 per share. The debenture carries a one month term. The debenture was issued in the amount of $50,000. Upon maturity of the Note, the Company issued a promissory note in the amount of $55,000 to cover the balance of the note which included an Original Issue Discount (OID) of $5,000. The conversion feature of the note did not change. The new note has a term of one year. This note was paid off on September 17, 2015 with funds received from a new note. See below for additional information.

	December 31, 2015	December 31, 2014
Convertible debenture	$20,000	$55,000
Unamortized original issue discount	–	(4,411)
Less: Payment	(20,000)	(35,000)
Convertible debenture, net of unamortized discount	$–	$15,589

On November 21, 2014, the Company entered into a 10% Secured Convertible Debenture. The debenture carries a term of 15 months. The debenture was issued in the amount of $225,000. The Company has received one tranche from this convertible note in the amount of $60,000, which included $5,000 in fees and an OID of $5,000. The debenture has a conversion feature at a share price of the lower of $0.25 or 70% of the average of the three lowest closing prices in a 20 day period prior to the conversion. During the year ended, December 31, 2015 the lender converted $90,288 of the convertible note and accrued interest of $4,178 in exchange for 29,002,687 shares of common stock. In addition, the lender exercised true up features on the debt for an additional $56,201 in non-cash borrowing.

	December 31, 2015	December 31, 2014
Convertible debenture	$60,000	$60,000
Additional amount due to true-up feature	56,201	–
Conversion of debt to common stock	(90,288)	–
Original issue discount	(137)	(4,520)
Discount – warrant	(2,345)	(17,364)
Discount – derivative	(19,026)	(16,221)
Convertible debenture, net of unamortized discount	$4,405	$21,895

On December 2, 2014, the Company entered into a 7% Secured Convertible Debenture. The debenture carries a three year term. The debenture was issued in the amount of $200,000. As of December 31, 2014 the Company had received $100,000, with the remaining $100,000 received on January 7, 2015. The conversion price of the outstanding balance is the lower of $0.15 or 60% of the 30 day trading average.

	December 31, 2015	December 31, 2014
Convertible debenture	$100,000	$100,000
Additional amount received	100,000	–
Discount – derivative	(66,226)	–
Convertible debenture, net of unamortized discount	$133,774	$100,000

On February 9, 2015, the Company executed a $59,000 Convertible Promissory Note. The note has an 8% interest rate and a term of nine months. The conversion price for the amount to be converted of 58% of the average of the three lowest trading price for the previous 10 days at date of conversion. During the year ended December 31, 2015, the lender converted $30,340 of the convertible debt for 33,949,803 shares of common stock. There was an additional interest accrued as a default on the note in the amount of $29,500.

December 31, 2015
Convertible debenture	$59,000
Conversion of debt to common stock	(30,340)
Convertible debenture, net of unamortized discount	$28,660

On March 4, 2015, the Company executed a $50,000 Convertible Promissory Note. The note has a 12% interest rate and a term of six months. Conversion of the note is based on a comparison between the lesser of two variable conversion prices. The conversion price of the outstanding balance is the lower of 55% of the lowest trading price for the previous 20 days at date of conversion or 55% of the lowest trading price for the previous 20 days before the effective date of the note. During the year ended December 31, 2015, the Company converted $8,204 of the convertible debt for 21,394,225 shares of common stock.

December 31, 2015
Convertible debenture	$50,000
Conversion of debt to common stock	(8,204)
Convertible debenture, net of unamortized discount	$41,796

On March 25, 2015, the Company executed and sold a $250,000 Convertible Promissory Note. The note has a one-time 12% interest rate and a term of one year. The Company received $25,000 along with an original issue discount of $2,778 upon closing of the transaction. The conversion price of the outstanding balance is the lower of $0.087 or 60% of the lowest trading price for the previous 25 days prior to conversion. During the year ended December 31, 2015, the Company converted $7,814 of the convertible debt for 12,021,000 share of common stock.

December 31, 2015
Convertible debenture	$27,778
Conversion of debt to common stock	(7,814)
Original issue discount	(1,229)
Discount – derivative	(15,390)
Convertible debenture, net of unamortized discount	$3,345

On May 20, 2015, the Company executed a $31,500 Convertible Promissory Note. The note has an 8% interest rate and a term of one year. The Company received $30,000 upon closing of the transaction with $1,500 paid to the lender for legal fees. The conversion price of the outstanding balance is the 55% of the lowest trading price for the previous 18 days at date of conversion.

December 31, 2015
Convertible debenture	$31,500
Discount	(578)
Discount – derivative	(11,557)
Convertible debenture, net of unamortized discount	$19,365

On May 21, 2015, the Company executed a $55,000 Convertible Promissory Note. The note has a 10% interest rate and a term of nine months. The Company received $49,250 upon closing of the transaction with $5,750 paid to the lender for legal and service fees. The conversion price of the outstanding balance is 50% of the average of the two lowest trading price for the previous 25 days at date of conversion.

December 31, 2015
Convertible debenture	$55,000
Discount	(1,083)
Discount – derivative	(9,279)
Convertible debenture, net of unamortized discount	$44,638

On May 22, 2015, the Company executed a $55,000 Convertible Promissory Note. The note has an 8% interest rate and a term of one year. The note includes an original issue discount of $5,000 and the Company paid $5,000 in legal fees to the lender upon execution of this loan. The conversion price of the outstanding balance is 50% of the average of the three lowest trading price for the previous 20 days at date of conversion.

December 31, 2015
Convertible debenture	$55,000
Original issue discount	(1,954)
Discount	(1,953)
Discount – derivative	(17,582)
Convertible debenture, net of unamortized discount	$33,511

On June 3, 2015, the Company executed a $43,500 Convertible Promissory Note. The note has an 8% interest rate and a term of nine months. As consideration for entering into this transaction, the Company granted 543,750 warrants to the lender. See Note 5. The conversion price of the outstanding balance is 51% of the average of the three lowest trading price for the previous 15 days at date of conversion.

December 31, 2015
Convertible debenture	$43,500
Discount – warrants	(9,072)
Discount – derivative	(1,172)
Convertible debenture, net of unamortized discount	$33,256

On August 10, 2015, the Company executed a $809,205 Convertible Debenture with a related party in exchange for 145,000 shares of Preferred Stock held by the related party lender. The note has a 10% interest rate and a term of one year. The conversion price of the outstanding balance is 45% of the lowest trading price for the previous 10 days at date of conversion.

December 31, 2015
Convertible debenture	$809,205
Discount – derivative	(485,070)
Convertible debenture, net of unamortized discount	$324,135

On August 10, 2015, the Company entered into a $50,000 Convertible Debenture with a related party. The note has a 10% interest rate and a term of one year. Additionally, the Company entered into three additional notes, each for principal of $50,000, consisting of two notes in September and one in October, with the same party and under the same terms as the note on August 10, 2015. The conversion price of the outstanding balance is 40% of the lowest trading price for the previous 10 days at date of conversion. A portion of the proceeds were used to repay in full the note dated December 18, 2014.

December 31, 2015
Convertible debenture	$200,000
Discount – derivative	(140,084)
Convertible debenture, net of unamortized discount	$59,916

On November 18, 2015, the Company entered into a 10% Secured Convertible Debenture. The debenture carries a one year term. The debenture was issued in the amount of $200,000. The conversion price of the outstanding balance is 50% of the lowest closing price in a 10 day period prior to conversion.

December 31, 2015
Convertible debenture	$200,000
Discount – derivative	(176,438)
Convertible debenture, net of unamortized discount	$23,562

On November 25, 2015, the Company executed a $300,000 Convertible Debenture. The note has a 10% interest rate and a term of one year. The conversion price of the outstanding balance is 50% of the lowest trading price for the previous 10 days at date of conversion.

December 31, 2015
Convertible debenture	$300,000
Discount	(270,411)
Convertible debenture, net of unamortized discount	$29,589

4. DERIVATIVE LIABILITIES

Due to the variable conversion prices in the convertible notes described above, the Company treats the convertible debenture and outstanding warrants as derivative liabilities in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock.

The Company assesses the fair value of the convertible debentures and warrants using the Black Scholes pricing model and records a derivative liability for the value. The Company then assesses the fair value quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the instruments. The risk-free interest rate is based on U.S. Treasury securities rates.

The following table describes the significant assumptions used in the Black Scholes pricing model:

	December 31, 2015	December 31, 2014
Risk-free interest rate at grant date	.08 - .65%	.25 – 1.59%
Expected stock price volatility	218 - 465%	139%
Expected dividend payout	–	–
Expected option in life-years	.1 - .65	1.25 - 3

The table below presents the change in the fair value of the derivative liabilities during the years ended December 31, 2015 and 2014:

Fair Value as of December 31, 2013	$–
Additions recognized as derivative expense	307,462
Additions recognized as debt discount	17,364
Change in fair value	–
Fair value as of December 31, 2014	$324,826
Additions recognized as derivative expense	1,925,071
Additions recognized as debt discounts	1,945,014
Resolution upon conversion of debt	(176,030)
Change in fair value	4,727,770
Fair value as of December 31, 2015	$8,746,651

5. WARRANTS AND OPTIONS

As of December 31, 2015, these warrants include the following:

Warrants granted on November 21, 2014 in connection with the 12% convertible debenture, the right to purchase up to 282,575 shares of the Company’s common stock with an original exercise price of $0.0005. The warrants carry a provision for the adjustment based on the terms of the contract, wherein the number of warrants is adjusted to equal $30,000. As a result of this provision, the lender has the right to purchase up to 128,571,429 shares of the Company’s common stock as of December 31, 2015. A derivative liability on the fair value of the warrants as of December 31, 2015 amounted to $89,986. Fair value was determined using the following variables:

	Grant Date	December 31, 2015
Risk-free interest rate at grant date	1.63%	1.15%
Expected stock price volatility	139%	129%
Expected dividend payout	–	–
Expected option in life-years	5	4

The following table summarizes the warrant activity during the years ended December 31, 2015 and 2014:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2013	–	–
Granted	282,575	$.11
Adjusted for variable conversion	721,889	–
Exercised
Canceled or expired
Outstanding at December 31, 2014	1,004,464	$.03
Granted	543,750	.08
Adjusted for variable conversion	127,566,965	–
Canceled or expired
Outstanding at December 31, 2015	128,571,429	$.0006

On June 17, 2014, the Company granted 550,000 options to six employees for services. As of December 31, 2015, a total of 235,000 options have been vested for a total of 340,000 options vested. No options have been exercised and 140,000 options have been canceled due to termination of service contracts. Stock based compensation for the years ended December 31, 2015 and 2014, amounted to $248,964 and $200,531, respectively.

The following table summarizes the option activity during the years ended December 31, 2015 and 2014:

	Number of Options	Option Price Per Share
Outstanding at December 31, 2013	–	–
Granted	550,000	1.00
Exercised	–	–
Canceled or expired	(100,000)	1.00
Outstanding at December 31, 2014	450,000	$1.00
Granted	–	–
Canceled or expired	(40,000)	1.00
Outstanding at December 31, 2015	410,000	$1.00

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

A 3.5-for-1 forward stock split of the Company’s outstanding common shares became effective at the open of business on April 30, 2014. As a result of the forward stock split, the number of outstanding shares of common stock was increased from 8,250,000 to 29,225,000, and the 145,000 outstanding shares of Series A Convertible Preferred Stock will be convertible into 15,925,000 rather than 4,550,000 in the event of conversion.

On October 6, 2015, the Company filed with the Secretary of State of the State of Nevada an Amendment to Articles of Incorporation to increase the authorized shares of Common Stock of the Company. The Amendment authorizes the Company to issue 2,000,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock. The Preferred Stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof.

2014

In May 2014, the Company entered into an agreement for services which included the issuance of 50,000 shares of common stock. As of December 31, 2014 the shares remain unissued.

On June 17, 2014, the Company issued 550,000 options for service by six employees for stock based compensation in the amount of $200,531. As of December 31, 2014, 105,000 options have vested. For the year ended December 31, 2015 an additional 235,000 options have vested for a total of 340,000 vested, additional compensation expense for the year ended December 31, 2015 totaled $248,964.

During the year ended December 31, 2014, the Company sold 22,375,000 shares of common stock pursuant to stock purchase agreements in the amount of $600,000. In addition, the Company purchased Intellectual Property from the Company’s head designer for 400,000 shares of common stock at a price of $644,000.

During the year ended December 31, 2014, the Company received $22,100 from subscription receivable.

The Company issued warrant in connection with convertible debentures as described in Note 5.

2015

The Company issued 96,367,715 shares of common stock for the conversion of debt in the amount of $140,824, consisting of principal of $136,646 and accrued interest of $4,178.

The Company issued 2,861,250 shares of common stock to consultants and employees for their services totaling $101,816.

During 2015, the Company issued 1,033,333 common shares for a stock payable.

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

On August 10, 2015, the Company and The Vantage Group, Ltd. entered into an Exchange Agreement. Under the terms of the Exchange Agreement the Holder, who was the owner of a 145,000 shares of the Company’s Series A Convertible Preferred stock, exchanged the Preferred Shares for a 10% Convertible Debenture in the amount of $809,205. The principal amount of the Debenture represented the principal price paid for the Preferred Shares and any dividends which the Holder was entitled under the terms of the Preferred Shares.

On October 6, 2015, the Company filed with the Secretary of State of the State of Nevada an Amendment to Articles of Incorporation to increase the authorized shares of Common Stock of the Company. The Amendment authorizes the Company to issue 10,000,000 shares of Preferred Stock. The Preferred Stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof.

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

7. INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The Company is subject to US taxes. Historically, the Company has had no net taxable income, and therefore has paid no income tax.

As of December 31, 2015 and 2014, the Company had cumulative net operating loss (NOL) carryforwards of approximately $2,640,000 and $1,520,000, respectively. The NOL carryforward begin to expire in 2032. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having future taxable income, a full valuation allowance has been established at December 31, 2015  to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31st:

	2015	2014
Deferred tax assets:
Federal deferred tax assets	898,687	595,834
Valuation allowance	(898,687)	(595,834)
Total deferred tax assets	$–	$–

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $898,687 and $595,834, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015 and 2014, and recorded a full valuation allowance.

8. RELATED PARTY TRANSACTIONS

On November 18, 2014, the Company entered into a 12% Secured Convertible Debenture with a related party in the principal amount of $50,000. The note was paid off in September 2015. See Note 3.

Between August and October 2015, the Company entered into four separate 10% Secured Convertible Debentures with a related party. The outstanding balance of these notes, net of unamortized discount, is $59,916 as of December 31, 2015. See Note 3.

The Company entered into an Exchange Agreement on August 10, 2015. Under the terms of the Exchange Agreement the Holder, who was the owner of a 145,000 shares of the Company’s Series A Convertible Preferred stock, exchanged the Preferred Shares for a 10% Convertible Debenture in the amount of $809,205. See Note 3.

9. SUBSEQUENT EVENTS

During April 2016, the Company entered into a 10% Secured Convertible Debenture in the amount of $30,000 with a related party. The term of the note is 6 months. The conversion price of the outstanding balance is 40% of the lowest trading price for the previous 10 days at date of conversion.

Between January and May 2016, the Company has converted a total of $62,278 in convertible debt and accrued interest of $5,752 for 1,109,940,894 shares of common stock.

On January 7, 2016, the Company filed with the Secretary of State of the State of Nevada an Amendment to Articles of Incorporation to increase the authorized shares of Common Stock of the Company. The Amendment authorizes the Company to issue 5,000,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock. The Preferred Stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2015. Our management has determined that, as of December 31, 2015, the Company’s disclosure controls and procedures were ineffective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework . As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2015, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its internal controls over financial reporting:

•	Lack of sufficient qualified personnel to design, implement, and maintain an effective control environment as it relates to financial reporting . Given the expansion of the business and all of our operations, we did not yet integrate an effective control environment with the sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in U.S. GAAP to assess the completeness and accuracy of certain accounting and reporting matters. This results in a lack of segregation of duties and multiple levels of supervision and review.

•	Period-end financial reporting process. Given the expansion of the business and all of our operations we did not design or maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision, and monitoring of accounting operations and financial reporting. More specifically, due to the expansion of our business, we did not yet prepare timely accounting reconciliations nor did we have adequate financial reporting personnel to prepare timely and accurate financial statements, including related disclosures.

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

Changes in Internal Control over Financial Reporting. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 10.	Directors and Executive Officers.

The following table sets forth information concerning our executive officers and directors:

Name	Age	Title
Casey Cordes	41	Chairman and Chief Executive Officer
David Steinberg	40	Director, President, Treasurer, and Secretary

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

David Steinberg

Mr. Steinberg is an accomplished Creative/Design Director with a strong background in brand development for the advertising and marketing industry. During his career he has been in charge of developing intelligent marketing campaigns and strategies, creating innovative brand identities, establishing creative timeframes, building efficient high-level teams and pitching complete branding concepts to various clients. He actively takes the reigns of all projects as the lead architect of the brand and design development, and always looks to create a positive growing experience for his teams that allow each member to utilize their talents while pushing their potential. Prior to co-founding Apptigo, he was CEO and CCO of both Steinberg Advertising & Design (from 2001 to 2008) and Branding Forces (from 2006 to 2008), boutique agencies at the forefront of Internet design. His exclusive clientele included: The Setai; Miami Beach Polo World Cup; Casa Casuarina (former Versace Mansion); Mix My Granola (successful web-based granola company); the Kitzbuehl (Austria) Polo World Cup; Related Companies, real estate developers; the Monarchy Collection, an adult fashion label; Smith & Wesson, a licensed fragrance; and the Miami Ad School. In 2008 he created new brands for the television show, Miami Ink . Ideas, resulting in the children’s lifestyle line “Ruthless & Toothless” and the new “Ruthless Collective.” Mr. Steinberg received a diploma in Marketing and Communication in 1999 from the Institute for Marketing and Communication in Berlin, Germany. He received his Master’s Degree in Communication and Advertising in 2001 from the Miami Ad School.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Steinberg, CEO	2015	57,736	–	–	–	–	–		57,736
	2014	81,037	–	–	–	–	–	(1)	81,037

Casey Cordes	2014	56,355	–	–	–	–	–		56,355
	2014	69,686	–	–	–	–	–	(1)	69,686

(1) Compensation is the amount paid since April 14, 2014. There was no compensation prior to the reverse acquisition transaction.

None of our executive officers have employment agreements and no options were granted to any executive officer in 2015.

Director Compensation

There was no director compensation paid for the year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information furnished by current management and others, concerning the beneficial ownership of our Common Stock as of completion of the Transaction effective December 31, 2015, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)

David Steinberg 1801 SW Third Avenue, Suite 402 Miami, FL	8,575,000	6.76%

Casey Cordes 1801 SW Third Avenue, Suite 402 Miami, FL	8,575,000	6.76%

Executive Officers and Directors as a Group (2 Persons)	17,150,000	13.52%

(1) This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person.  Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. Effective as of December 31, 2015, we had 126,903,935 shares outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On November 18, 2014, the Company entered into a 12% Secured Convertible Debenture with a related party in the principal amount of $50,000. The note was paid off in September 2015. See Note 3.

Between August and October 2015, the Company entered into four separate 10% Secured Convertible Debentures with a related party. The outstanding balance of these notes, net of unamortized discount, is $59,916 as of December 31, 2015. See Note 3.

The Company entered into an Exchange Agreement on August 10, 2015. Under the terms of the Exchange Agreement the Holder, who was the owner of a 145,000 shares of the Company’s Series A Convertible Preferred stock, exchanged the Preferred Shares for a 10% Convertible Debenture in the amount of $809,205. See Note 3.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2015 by auditors MaloneBailey, LLP were approximately $8,500 and 2014 by auditors, RBSM LLP., and L.L. Bradford & Company, LLC were approximately $18,325, for professional services rendered for the audit of our annual financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees represent services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were paid in 2015 or 2014.

Tax Fees

No such fees were paid 2015 or 2014.

All Other Fees

No such fees were paid in 2015 or 2014.

As of December 31, 2015, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.  The Company does not have an audit committee to review any fees paid to the principal accountant. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following Financial Statements are filed as part of this report under Item 7.

(d) Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated April 14, 2014*
3.1	Amended and Restated Articles of Incorporation*
3.2	Certificate of Designations for the Series A Convertible Preferred Stock*
3.3	By-Laws**
10.1	2014 Stock Option Plan**
21.1	Subsidiaries***
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

* Filed in the Company’s current report on Form 8-K dated April 14, 2014 and incorporated by reference herein.

** Filed as an attachment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 with the SEC on May 7, 2015.

*** Filed herewith.

*      *       *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APPTIGO INTERNATIONAL, INC.

Date: May 13, 2016	By:	/s/ CASEY CORDES
Casey Cordes, Chief Executive Officer

	By:	/s/ DAVID STEINBERG
David Steinberg, President, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ David Steinberg	President, Principal Financial Officer,	May 13, 2016
Principal Accounting Officer, Director

/s/ Casey Cordes	Chief Executive Officer, Director	May 13, 2016

