Form 10-Q
period 2016-03-31
Apptigo International, Inc.
filed 2016-05-23
CIK 1562738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

As of May 23, 2016 there were 1,301,275,642 shares of the issuer’s common stock, $.001 par value, issued and outstanding.

APPTIGO INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPTIGO INTERNATIONAL, INC.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2016	2015
Assets
Cash	$3,470	$334,227
Total current assets	3,470	334,227

Furniture and Fixtures, net accumulated depreciation $12,055 and $10,046	44,192	46,201
Deposits	5,592	5,592

Total assets	$53,254	$386,020

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$197,707	$162,157
Payroll liabilities	159,094	142,743
Convertible debenture - related party, net of discounts of $329,834 and $625,154	579,371	384,051
Convertible debenture - current portion, net of discounts of $333,992 and $522,587	405,063	258,782
Derivative liability	3,478,975	8,746,651
Total current liabilities	4,820,210	9,694,384

Convertible debenture - long term, net of discounts of $57,618 and $82,845	142,382	137,119
Total liabilities	4,962,592	9,831,503

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized 0 and 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	–	–
Common stock, $0.001 par value: 5,000,000,000 authorized; 1,239,428,192 and 129,487,298 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,239,428	129,487
Additional paid-in capital	499,471	1,398,491
Accumulated deficit	(6,648,237)	(10,973,461)
Total stockholders' deficit	(4,909,338)	(9,445,483)
Total liability and stockholders' deficit	$53,254	$386,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Consolidated Statements of Operations

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2016	2015
Revenue	$–	$–

Operating expenses
Selling, general and administrative expenses	242,355	248,257
Research and development expense	–	33,779
Depreciation expense	2,009	2,009
Total operating expenses	244,364	284,045

Loss from operations	(244,364)	(284,045)
Other income (expense)
Interest expense - related party	(320,744)	(9,329)
Interest expense	(239,172)	(17,501)
Change in fair value of derivative liabilities	5,129,504	(641,598)
Income (Loss) before income tax	4,325,224	(952,473)
Provision for income tax	–	–
Net Income (Loss)	$4,325,224	$(952,473)

Net income (loss) per share: basic	$0.01	$(0.03)

Net income (loss) per share: diluted	$(0.00)	$(0.03)

Weighted averages shares outstanding: basic	473,699,140	30,258,000

Weighted averages shares outstanding: diluted	14,306,478,137	30,258,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$4,325,224	$(952,473)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	2,009	2,009
Amortization of loan discounts	509,142	–
Change in fair value of derivative liabilities	(5,129,504)	641,598
Stock-based compensation	2,247	83,967
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	–	(22,717)
Accrued interest expense	43,774	26,830
Payroll liabilities	16,351	(3,049)
Due from related party	–	(7,618)
Net cash used in operating activities	(230,757)	(231,453)

Cash flow from financing activities
Repayment of convertible debenture - related party	(100,000)	(10,000)
Proceeds from convertible debenture	–	234,000
Net cash (used in) provided by financing activities	(100,000)	224,000

Net change in cash and cash equivalents	(330,757)	(7,453)
Cash and cash equivalents at beginning of period	334,227	9,513
Cash and cash equivalents at end of period	$3,470	$2,060
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$7,000	$–
Cash paid for income taxes	–	–

Noncash Investing and Financing Activities
Conversion of convertible debenture and accrued interest into common stock	$70,502	$–
Resolution of derivative liabilities	138,172	–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPTIGO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Apptigo International, Inc. and its wholly-owned subsidiary (“collectively “Apptigo” or the “Company”) designs, develops, markets and intends to sell software applications. The Company intends to sell its products worldwide through online stores.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation.

The Company’s fiscal year ends on December 31.

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

Following the acquisition transaction, the Company filed Amended and Restated Articles of Incorporation to change its name to “Apptigo International, Inc.,” increased the number of authorized common shares, authorized preferred shares, and approved a 3.5-for-1 forward split of the outstanding shares (the “Forward Split”), including the shares issued at the closing of the acquisition transaction. The Forward Split was effective at the opening of business on April 30, 2014. The effect of the Forward Split has been applied retroactively. Also, in connection with the acquisition transaction, the Company filed a Certificate of Designations, Preferences and Rights for its Series A Convertible Preferred Stock.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net income of $4,325,224 and an operating loss of $244,364 for the three months ended March 31, 2016. The Company has a net negative working capital of $4,816,740 as of March 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s ability to obtain additional financing depends on the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company's control.

Net Income (Loss) per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted income (loss) per share reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. During 2015, all common stock equivalents were excluded as they would have been anti-dilutive. For the three months ended March 31, 2016, the dilutive effect of the outstanding warrants was 789,543,296 shares and the dilutive effect of the outstanding convertible debt was 13,516,934,841 shares and a reduction to net income of $5,093,954.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2016:
Derivative liabilities	$–	$–	$3,478,975	3,478,975
Total	$–	$–	$3,478,975	3,478,975
December 31, 2015:
Derivative liabilities	$–	$–	$8,746,651	8,746,651
Total	$–	$–	$8,746,651	8,746,651

Derivative liability as of March 31, 2016 is $3,478,975, compared to $8,746,651 as of December 31, 2015.

The table below presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2016:

Fair value as of December 31, 2015	$8,746,651
Additions recognized as derivative expense	–
Additions recognized as debt discounts	–
Resolution upon conversion of debt	(138,172)
Change in fair value	(5,129,504)
Fair value as of March 31, 2016	$3,478,975

2. CONVERTIBLE DEBENTURES

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

	March 31, 2016	December 31, 2015
Convertible debenture	$60,000	$60,000
Additional amount due to true-up feature	56,201	56,201
Conversion of debt to common stock	(108,476)	(90,288)
Original issue discount		(137)
Discount – warrant		(2,345)
Discount – derivative		(19,026)
Convertible debenture, net of unamortized discount	$7,725	$4,405

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

	March 31, 2016	December 31, 2015
Convertible debenture	$200,000	$100,000
Additional amount received		100,000
Discount – derivative	(57,618)	(66,226)
Convertible debenture, net of unamortized discount	$142,382	$133,774

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

	March 31, 2016	December 31, 2015
Convertible debenture	$59,000	$59,000
Conversion of debt to common stock	(35,920)	(30,340)
Convertible debenture, net of unamortized discount	$23,080	$28,660

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

	March 31, 2016	December 31, 2015
Convertible debenture	$50,000	$50,000
Conversion of debt to common stock	(19,979)	(8,204)
Convertible debenture, net of unamortized discount	$30,021	$41,796

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

	March 31, 2016	December 31, 2015
Convertible debenture	$27,778	$27,778
Conversion of debt to common stock	(27,054)	(7,814)
Original issue discount	(36)	(1,229)
Discount – derivative	(445)	(15,390)
Convertible debenture, net of unamortized discount	$243	$3,345

On May 20, 2015, the Company executed a $31,500 Convertible Promissory Note. The note has an 8% interest rate and a term of one year. The Company received $30,000 upon closing of the transaction with $1,500 paid to the lender for legal fees. The conversion price of the outstanding balance is the 55% of the lowest trading price for the previous 18 days at date of conversion.

	March 31, 2016	December 31, 2015
Convertible debenture	$31,500	$31,500
Conversion of debt to common stock	(4,725)	–
Discount	(174)	(578)
Discount – derivative	(3,483)	(11,557)
Convertible debenture, net of unamortized discount	$23,118	$19,365

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

	March 31, 2016	December 31, 2015
Convertible debenture	$55,000	$55,000
Conversions	(1,707)	–
Discount	–	(1,083)
Conversion of debt to common stock	–	(9,279)
Convertible debenture, net of unamortized discount	$53,293	$44,638

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

	March 31, 2016	December 31, 2015
Convertible debenture	$55,000	$55,000
Conversions	(1,063)	–
Original issue discount	(1,393)	(1,954)
Discount	–	(1,953)
Conversion of debt to common stock	(6,270)	(17,582)
Convertible debenture, net of unamortized discount	$46,274	$33,511

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

	March 31, 2016	December 31, 2015
Convertible debenture	$43,500	$43,500
Discount – warrants	–	(9,072)
Discount - derivative	–	(1,172)
Convertible debenture, net of unamortized discount	$43,500	$33,256

On August 10, 2015, the Company executed a $809,235 Convertible Debenture with a related party in exchange for 145,000 shares of Preferred Stock held by the related party lender. The note has a 10% interest rate and a term of one year. The conversion price of the outstanding balance is 45% of the lowest trading price for the previous 10 days at date of conversion.

	March 31, 2016	December 31, 2015
Convertible debenture	$809,205	$809,205
Discount - derivative	(278,802)	(485,070)
Convertible debenture, net of unamortized discount	$530,403	$324,135

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

	March 31, 2016	December 31, 2015
Convertible debenture	$200,000	$200,000
Repayments	(100,000)	–
Discount - derivative	(51,032)	(140,084)
Convertible debenture, net of unamortized discount	$48,968	$59,916

On November 18, 2015, the Company entered into a 10% Secured Convertible Debenture. The debenture carries a one year term. The debenture was issued in the amount of $200,000. The conversion price of the outstanding balance is 50% of the lowest closing price in a 10 day period prior to conversion.

	March 31, 2016	December 31, 2015
Convertible debenture	$200,000	$200,000
Discount - derivative	(126,575)	(176,438)
Convertible debenture, net of unamortized discount	$73,425	$23,562

On November 25, 2015, the Company executed a $300,000 Convertible Debenture. The note has a 10% interest rate and a term of one year. The conversion price of the outstanding balance is 50% of the lowest trading price for the previous 10 days at date of conversion.

	March 31, 2016	December 31, 2015
Convertible debenture	$300,000	$300,000
Discount - derivative	(195,616)	(270,411)
Convertible debenture, net of unamortized discount	$104,384	$29,589

3. DERIVATIVE LIABILITIES

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

The following table describes the significant assumptions used in the Black Scholes pricing model:

	March 31, 2016	December 31, 2015
Risk-free interest rate at grant date	.21 - .87%	.08 - .65%
Expected stock price volatility	307 - 527%	218 - 465%
Expected dividend payout	–	–
Expected option in life-years	.1 - 3.7	.1 - .65

The table below presents the change in the fair value of the derivative liabilities during the three months ended March 31, 2016:

Fair value as of December 31, 2015	$8,746,651
Additions recognized as derivative expense
Additions recognized as debt discounts
Resolution upon conversion of debt	(138,172)
Change in fair value	(5,129,504)
Fair value as of March 31, 2016	$3,478,975

4. WARRANTS AND OPTIONS

As of March 31, 2016, these warrants include the following:

Warrants granted on November 21, 2014 in connection with the 12% convertible debenture, the right to purchase up to 282,575 shares of the Company’s common stock with an original exercise price of $0.0005. The warrants carry a provision for the adjustment based on the terms of the contract, wherein the number of warrants is adjusted to equal $30,000. As a result of this provision, the lender has the right to purchase up to 428,571,429 shares of the Company’s common stock as of March 31, 2016. A derivative liability on the fair value of the warrants as of March 31, 2016 amounted to $42,847. Fair value was determined using the following variables:

	Grant Date	March 31, 2016
Risk-free interest rate at grant date	1.63%	0.73%
Expected stock price volatility	139%	377%
Expected dividend payout	–	–
Expected option in life-years	5	2.21

The following table summarizes the warrant activity during the three months ended March 31, 2016:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2015	129,115,179	$.0001
Granted	–
Adjusted for variable conversion	300,000,000	–
Canceled or expired	–	–
Outstanding at March 31, 2016	429,115,179	$.0006

On June 17, 2014, the Company granted 550,000 options to six employees for services. As of March 31, 2015, an additional 20,000 options have been vested for a total of 410,000 options vested. No options have been exercised and 140,000 options have been canceled due to termination of service contracts. Stock based compensation for the three months ended March 31, 2016 and 2015, amounted to $2,247 and $0, respectively.

The following table summarizes the option activity through March 31, 2016:

	Number of Options	Option Price Per Share
Outstanding at December 31, 2015	410,000	$1.00
Granted		–
Canceled or expired
Outstanding at March 31, 2016	410,000	$1.00

5. EQUITY

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

On January 6, 2016, the Company filed with the Secretary of State of the State of Nevada an Amendment to Articles of Incorporation to increase the authorized shares of Common Stock of the Company. The Amendment authorizes the Company to issue 5,000,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock. The Preferred Stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof.

2016

During the three months ended March 31, 2016, the Company issued 1,109,940,894 shares of common stock for the conversion of debt in the amount of $70,502, consisting of principal of $62,278 and accrued interest of $8,224.

6. RELATED PARTY TRANSACTIONS

Between August and October 2015, the Company entered into four separate 10% Secured Convertible Debentures with a related party. During the three months ended March 31, 2016, the Company repaid two of these notes in full (see Note 2).

The Company entered into an Exchange Agreement on August 10, 2015. Under the terms of the Exchange Agreement the Holder, who was the owner of a 145,000 shares of the Company’s Series A Convertible Preferred stock, exchanged the Preferred Shares for a 10% Convertible Debenture in the amount of $809,205. See Note 2.

The remaining balance on these notes, net of unamortized discount, is $579,371 as of March 31, 2016.

7. SUBSEQUENT EVENTS

During April 2016, the Company entered into a 10% Secured Convertible Debenture in the amount of $30,000 with a related party. The term of the note is 6 months. The conversion price of the outstanding balance is 40% of the lowest trading price for the previous 10 days at date of conversion.

On May 18, 2016, the Company entered into a 10% Secured Convertible Debenture in the amount of $2,500 with a related party. The term of the note is 6 months. The conversion price of the outstanding balance is 20% of the lowest trading price for the previous 10 days at date of conversion

On May 16, 2016, the Company issued 61,847,450 shares of common stock for the conversion of debt in the amount of $1,237 consisting of accrued interest in the amount of $1,237.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would” “expect” "intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2016 compared with the three months ended March 31, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our” the “Company,” and similar expressions refer to Apptigo International, Inc., and depending on the context, its wholly-owned subsidiary.

Overview

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

Results of Operations - Three Month Period Ended March 31, 2016 Compared to Three month Period Ended March 31, 2015

Selling, General and Administrative Expenses

During the three months ended March 31, 2016, we incurred $242,355 in general and administrative expenses compared to $248,257 in general and administrative expenses incurred during the three months ended March 31, 2015. General and administrative and professional fee expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Research and Development Costs

Research and development costs for the three months ended March 31, 2016 was $0 compared to $33,779 for the three months ended March 31, 2015. The company expenses costs associated with the planning and development of application programs.

Depreciation

Depreciation expense for the three months ended March 31, 2016 and 2015 totaled $2,009 and $2,009, respectively.

Change in fair value of derivative liabilities

Change in the fair value of derivative liabilities for the three months ended March 31, 2016 and 2015 totaled s gain of $5,129,504 and a loss of $641,598, respectively. The derivate liability is in relation to convertible debentures, see Note 3.

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015, was $239,172 and $17,501, respectively. The interest expense was related to convertible debentures.

Interest expense related party for the three months ended March 31, 2016 and 2015, was $320,744 and $9,329 respectively. The interest expense was related to note payables from a significant shareholder.

Net Income (Loss)

For the reasons stated above, our net income for the three months ended March 31, 2016 was $4,325,224 or $0.01 per share compared to a net loss of $952,473 or ($0.03) per share, during the three months ended March 31, 2015.  Operating loss for the three months ended March 31, 2016 and 2015 amounted to $244,364 and $284,048, respectively. The significant change is directly related to the change in fair value of derivative liability.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $3,470 and net negative working capital of $4,816,740. The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. We anticipate that over the next 12 months we will require a minimum of $1-2 million to meet our cash flow requirements and accomplish our current business plan, including the re-launching and advertising of one or more of the Facebook games acquired in August 2014 and launching and advertising new games we are currently creating.

We intend to seek this additional funding from the sale of equity interests but have not determined the specific terms of any such offering. We currently have no agreements or arrangements in place for such financing. If we are unable to secure additional funding, we may be required to reduce our advertising plans or reduce the number of applications we develop or launch.

The accompanying financial statements have been prepared contemplating our continuation as a going concern. We reported a net income for the three months ended March 31, 2016 was $4,325,224 compared to a net loss of $952,473, during the three months ended March 31, 2015.  Operating loss for the three months ended March 31, 2016 and 2015 amounted to $244,364 and $284,048, respectively for the three months ended March 31, 2015 and had an accumulated deficit of $6,648,237.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. During the three months ended March 31, 2016, our primary use of capital was for the development and testing of the SCORE mobile application, professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 15d-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2016, the Company entered into a 10% Secured Convertible Debenture in the amount of $30,000 with a related party. The term of the note is 6 months. The conversion price of the outstanding balance is 40% of the lowest trading price for the previous 10 days at date of conversion. This issuance was completed in accordance with Section 4(2) of the Securities Act of 1933, as amendment (the “Securities Act”) in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend. The foregoing description of this 10% Secured Convertible Debenture does not purport to be complete, and is qualified in its entirety by reference to the full text of the 10% Secured Convertible Debenture, which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

On May 18, 2016, the Company entered into a 10% Secured Convertible Debenture in the amount of $2,500 with a related party. The term of the note is 6 months. The conversion price of the outstanding balance is 20% of the lowest trading price for the previous 10 days at date of conversion. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend. The foregoing description of this 10% Secured Convertible Debenture does not purport to be complete, and is qualified in its entirety by reference to the full text of the 10% Secured Convertible Debenture, which is filed as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.

On May 16, 2016, the Company issued 61,847,450 shares of common stock for the conversion of debt in the amount of $1,237 consisting of accrued interest in the amount of $1,237. This issuance was completed in accordance with Section 3(a)(9) of the Securities Act, in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLSOURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*	Form of 10% Secured Convertible Debenture issued to The Vantage Group, Ltd., dated April 14, 2016.
10.2*	Form of 10% Secured Convertible Debenture issued to The Vantage Group, Ltd., dated May 18, 2016.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of Principal Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APPTIGO INTERNATIONAL, INC.

Date: May 23, 2016	By	/s/ Casey Cordes
Casey Cordes, Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2016	By	/s/ David Steinberg
David Steinberg, Treasurer
(Principal Financial Officer)

